Form 10-Q
period 1996-06-30
SUNDANCE HOMES INC
filed 1996-08-15
CIK 900616

13




             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15 (d) of
             The Securities Exchange Act of 1934

       For the Quarterly Period Ended:  June 30, 1996

              Commission File Number:  0-21900


                    SUNDANCE HOMES, INC.
   (Exact name of registrant as specified in its charter)


     Illinois                            36-3111764
  (State or other                       (IRS Employer
  Jurisdiction of                      Identification
 incorporation or                          Number)
   organization)


  1375 East Woodfield Road, Suite 600, Schaumburg, Illinois
                            60173
     (Address of principal executive offices) (Zip code)


  Registrant's telephone number, including area code: (847)
                          255-5555

Indicate by check mark whether the registrant has: 1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and 2) has been subject to such filing requirements for the past 90 days.


   YES           X                  NO


At August 13, 1996, there were 7,805,000 shares outstanding of the registrant's Stock ($0.01) par value).

                     SUNDANCE HOMES, INC

                QUARTERLY REPORT ON FORM 10-Q

                            INDEX


                            Page

No.
PART I   FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Consolidated Balance Sheets-
              June 30, 1996 (unaudited) and September 30, 1995...........2

         Consolidated Statements of Income (Loss) (unaudited) - three months and nine months ended June 30, 1996 and 1995..3

         Consolidated Statements of Cash Flows (unaudited) -
              nine months ended June 30, 1996 and 1995...................4

         Notes to Consolidated Financial Statements......................5-7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................8-11

PART II   OTHER INFORMATION

     Item 1.   Legal Proceedings.........................................12

     Item 2.   Changes in Securities.....................................12

     Item 3.   Defaults Upon Senior Securities...........................12

     Item 4.   Submission of Matters to a Vote of Security Holders.......12

     Item 5.   Other Information.........................................12

     Item 6.   Exhibits and Reports on Form 8-K..........................12

SIGNATURE PAGE...........................................................13


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

        SUNDANCE HOMES, INC.
    CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

                                                     June 30,    September 30,
                                                      1996          1995
                                                     (unaudited)
ASSETS

Cash and cash equivalents                            $  3,245    $  4,687
Real estate inventories                                81,836      86,434
Prepaid expenses and other assets                       1,495       1,029
Property and equipment, net                             2,335       2,066
Income tax receivable                                   2,208       1,964
Deferred project start-up costs                         2,448       2,700

   Total assets                                      $ 93,567    $ 98,880

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued                         $ 18,233    $ 16,516
construction liabilities
Other accrued expenses                                  5,795       5,115
Customer deposits                                       2,802       2,649
Notes and mortgages payable                            35,023      42,787
Deferred income taxes                                     201         201
Subordinated notes payable to Principal Shareholder     4,193       4,193

   Total liabilities                                   66,247      71,461

Minority interest                                         356         266

Shareholders' equity:
 Preferred stock, $0.01 par value, 1,000,000 shares
      authorized, none issued or outstanding               -         -
 Common stock, $0.01 par value, 20,000,000 shares
 authorized, 7,805,000 shares issued and outstanding       78          78
   Additional paid-in capital                          26,972      26,972
   Retained earnings (deficit)                            (86)        103

   Total shareholders' equity                          26,964      27,153

   Total liabilities and shareholders' equity        $ 93,567    $ 98,880

The accompanying notes are an integral part of these financial statements.

         SUNDANCE HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
 (in thousands, except per share data)
             (unaudited)
                                            Three months ended    Nine months ended
                                                 June 30,              June 30,
                                              1996     1995         1996     1995
Residential sales                           $28,016  $16,280      $80,295  $74,976
Cost of sales                                24,676   15,104       72,239   69,201
Reduction in carrying value of real
     estate assets                               -     3,657          -      3,657

Gross profit                                  3,340  (2,481)        8,056    2,118

Selling expenses                              1,506    1,649        5,226    4,824
General and administrative expenses           1,052    1,067        3,069    3,983
Other expense, net                               33       57            8      177

Income (loss) before minority interest
and provision (benefit) for income taxes        749   (5,254)        (247)  (6,866)
Minority interest                                 9      (72)          67      (73)

Income (loss) before benefit for inc taxes      740   (5,182)        (314)  (6,793)
Provision (benefit) for income taxes            296   (2,073)        (125)  (2,735)

Net income (loss)                              $444  $(3,109)       $(189)  $(4,058)

Net income (loss) per share                    $0.06  ($0.40)      ($0.02)  ($0.52)

Weighted average number
  of shares outstanding                        7,805    7,805        7,805   7,805

  The accompanying notes are an integral part of these financial statements.

          SUNDANCE HOMES, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS
            (in thousands)
              (unaudited)
                                                              Nine months ended
                                                                   June 30,
                                                               1996       1995
Operating activities:
   Net loss                                                 $ (189)   $ (4,058)
   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                           567         933
        Reduction in carrying value of real estate assets        -        3,657
        Minority interest                                        66         (73)
        Deferred income taxes                                     -      (1,198)
        Changes in operating assets and liabilities:
           Real estate inventories                            4,598      (4,868)
           Prepaid expenses and other assets                   (466)     (2,240)
           Income tax receivable                               (244)         -
           Deferred project start up costs                      252         503
           Accounts payable and accrued construction liab.    1,717     (3,509)
           Other accrued expenses                               680      2,274
           Customer deposits                                    153     (1,377)

Net cash provided by (used for) operating activities          7,134     (9,956)

Investing activities - Property and equipment, net             (836)      (502)

Financing activities:
   Borrowings under line of credit                           70,892      84,490
   Repayments of line of credit                             (78,483)    (74,653)
   Borrowings under notes payable                               978         535
   Repayments of notes payable                               (1,151)     (1,108)
   Contributions from minority interest                          24         226
   Distributions from minority interest                           -        (870)

Net cash (used for) provided by financing activities         (7,740)     8,620

Net decrease in cash and cash equivalents                    (1,442)    (1,838)

Cash and cash equivalents:

   Beginning of period                                        4,687      2,146

   End of period                                            $ 3,245     $  308

   The accompanying notes are an integral part of these financial statements.

                      SUNDANCE HOMES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying interim consolidated financial statements include the accounts of Sundance Homes, Inc. and its subsidiaries ("the Company") and investments in majority-owned limited partnerships. These financial statements are unaudited, but in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the nine month stub period ended September 30, 1995 included in the Company's Annual Report on Form 10-K/A, Amendment No. 1, as filed with the Securities and Exchange Commission on April 2, 1996.

The results of operations for the nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                June 30,       September 30,
                                  1996              1996
Work-in-process
Land and development         $   57,093        $   57,736
Construction inventory           17,580            16,275
Completed homes:
Models                            7,163            12,423
                             $   81,836        $   86,434

Completed homes include models constructed to help market  a
development.   Completed homes include allocations  of  land
and development and other allocable costs.

Capitalized interest included in real estate inventories at June 30, 1996 and September 30, 1995 aggregated $6.1 million and $5.4 million, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in
thousands):
                                             June 30,         September 30,
                                                1996             1996
Model home upgrades and furnishings          $  2,962         $  2,612
Equipment and furniture                         2,289            1,884
Vehicles                                          249              286
Leasehold improvements                             41               41
                                                5,541            4,823
Accumulated depreciation                        3,206            2,757
                                             $  2,335         $  2,066

NOTE 4 - NOTES PAYABLE

Notes and mortgages payable are summarized as follows (in
thousands):
                                             June 30,          September 30,
                                               1996               1996
Revolving line of credit                   $  27,932           $  35,523
Notes payable                                  7,091               7,264
                                           $  35,023           $  42,787

The Company has a Revolving Credit Loan Agreement (the "Loan Agreement"), as amended, with two banks that provides a $45.0 million line of credit plus a $5.0 million overline facility, each secured by the non-real estate assets of the Company. The $5.0 million overline facility may be utilized from time to time, but can remain outstanding for no more than 90 days without a 30 day interim waiting period. The revolving line of credit and overline note bear interest at prime plus one percent and prime plus one and one half percent, respectively, plus certain customary fees, and was originally scheduled to mature on July 14, 1996. Available borrowings under the Loan Agreement are reduced by the amount of Letters of Credit outstanding. As of June 30, 1996, the Company had borrowed $27.9 million under the Loan Agreement and had $7.2 million of outstanding Letters of Credit, resulting in available borrowings of $14.9 million. The Loan Agreement includes certain customary representations and covenants, including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. In addition, each installment under the subordinated notes payable to the Principal Shareholder (Note 4) is required to be placed in escrow with the banks, and may only be released upon demonstration of Company compliance with the contractual provisions of the Loan Agreement. As of June 30, 1996, the Company had violated net worth and net income financial covenants.

NOTE 4 - NOTES PAYABLE (cont)

As of July 14, 1996, the Company had completed verbal negotiations with the two banks related to the maturity date and terms of the Loan Agreement. The Company and the two banks have entered into an agreement which provides for the extension of the maturity date of the Loan Agreement to September 12, 1996. The extension was provided in order to complete final documentation of the amended loan agreement, the terms of which are expected to include an extension of the maturity of the date of the facility until July 1997. Additional terms are expected to include revisions of the financial covenants and a waiver of past covenant defaults.

NOTE 5 - SHAREHOLDER NOTES PAYABLE

As part of the public offering and recapitalization of the Company on July 9, 1993, the Company issued promissory notes to the Principal Shareholder. The notes are subordinate to the Company's bank indebtedness, bear interest at 7.5% per annum and mature in two equal, annual installments on the first and second anniversaries of the public offering. Demand for the first and second installments, that became due on July 9, 1994 and July 9, 1995, has not been made by the Principal Shareholder. Payment of the annual installments is subject to certain restrictions under the Loan Agreement (Note 3).

NOTE 6 - CONTINGENCIES

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank.

The Company currently leases its office space under a five-year renewable lease. Certain equipment is also currently leased under non-cancelable operating leases.

Additionally, the Company is involved in various routine legal proceedings incidental to the conduct of its business.

Item 2.        Management's Discussion and Analysis of
            Financial Condition and Results of Operations

The  following  discussion  of  the  Company's  results   of
operations and financial condition should be read in conjunction with the consolidated interim financial statements of the Company and the notes thereto contained herein, as well as the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 22, 1995, and as amended on Form 10-K/A filed on April 2, 1996.

OVERVIEW

The Company posted gains in sales revenue, gross profit and net new orders for the third quarter of fiscal 1996, as compared to the prior year period. Sales, which are recognized upon the closing and delivery of the homes, increased $11.7 million to $28.0 million (162 homes) for the quarter ended June 30, 1996, as compared to $16.3 million (98 homes) for the same period in 1995. Gross profit for the quarter ended June 30, 1996 increased to 11.9% of sales revenue, compared to (15.3)% in the same period in 1995. Results for the nine month period ended June 30, 1996 included a net loss of $189,000 or ($0.02) per share, compared with a net loss of $4.1 million, or ($0.52) per share, for the nine month period a year ago. Excluding the impact of the $3.7 million charge for reduction in the carrying value of certain real estate assets, Sundance Homes was able to reduce its net loss before income taxes by $2.8 million in fiscal 1996, compared to the year-ago nine month period. The increase in sales revenue and gross profit resulted in net income for the quarter of $444,000, or $0.06 per share, compared to a net loss of $3.1 million in the 1995 quarter. Sales in the first nine months of fiscal 1996 were $80.3 million, an increase of 7.1%, from $75.0 million for the nine months period ended June 1995. Gross profit for the first nine months ended June 30, 1996, was $8.1 million, or 10.0% of sales revenue, an increase of 7.2 percentage points from 2.8% in the comparable period a year earlier. Net new orders increased almost 19.0% to 158 for the 1996 quarter, as compared to 133 units in the prior year quarter. The sales backlog as of June 30, 1996 was $53.0 million (311 homes) compared to $62.7 million (350 homes) as of June 30, 1995.

During  the  third  quarter  of  fiscal  1996,  the  Company completed the acquisition of two projects in Chicago, Illinois. The acquisitions represent the establishment of a Chicago division, Chicago Urban Properties, Inc. The buildings are multi-story structures formerly used as commercial space. The Chicago division will focus on developments emphasizing townhome and condominium loft conversion projects. The construction/renovation of the buildings has begun and the division expects to begin offering the units for sale in Fall 1996. Additionally, the Company entered into an agreement for the sale and option of certain partially developed land. The Company completed the sale of a portion of the land in July 1996, and expects to complete the sale of the remaining portions in September 1996 and September 1997, respectively.

Results of Operations

The  following table sets forth, for the periods  indicated,
the   percentage   of   the  Company's   residential   sales
represented by each income statement line item presented.
                                     Three months ended       Nine months ended
                                          June 30                 June 30
                                      1996     1995           1996     1995
Residential Sales                    100.0  %  100.0  %      100.0  %  100.0  %

Cost of sales                         88.1      92.8          90.0      92.3

Reduction in carrying value of
real estate assets                     0.0      22.5           0.0       4.9

Gross profit                          11.9     (15.3)         10.0       2.8

Selling expenses                       5.4      10.1           6.5       6.4

General and Administrative expenses    3.8       6.5           3.8       5.3

Other expense, net                     0.1       0.4           0.0       0.2

Income (Loss) before minority int.
and prov. (benefit) for inc taxes      2.6     (32.3)         (0.3)     (9.1)

Minority interest                      0.0      (0.5)           0.1     (0.1)

Provision (benefit) for income taxes   1.1     (12.7)          (0.2)    (3.6)

Net income (loss)                      1.5 %   (19.1) %        (0.2) %  (5.4) %

Residential Sales

Sales revenue increased 72.1% to $28.0 million for the quarter ended June 30, 1996, as compared to $16.3 million in the same period in 1995. The increase is primarily due to an increase in the number of deliveries in the quarter. Net new orders increased to 158 for the three months ended June 30, 1996 compared to 133 for the prior year quarter.

Sales revenue increased 7.1% to $80.3 million for the nine months ended June 30, 1996, as compared to $75.0 million in the same period in 1995. For the nine month period, new orders increased to 498 from 200 in the prior year period. In August, 1996, the Company opened for sale its' Cherry Hill project in Schaumburg, Illinois (an in-fill townhome community) and expects to begin offering units for sale in Fall 1996 in the Chicago division. Management believes that the new order pace for 1996 will be at a comparable level or continue to exceed the 1995 level.

Cost of Sales

Cost of sales decreased to 88.1% of sales revenue for the three months ended June 30, 1996 as compared to 92.8% of sales revenue in the prior year quarter. The decrease reflects the reduction in houseline direct construction costs as a percentage of sales revenue, combined with reductions in indirect overhead, particularly reductions in field production expenditures. Cost of sales decreased 2.3 percentage points from 92.3% of sales revenue for the nine months ended June 30, 1995, excluding the reduction in carrying value of real estate assets of $3.7 million, to 90.0% of sales revenue, for the nine months ended June 30, 1996. This increase was primarily due to the increase in closings from 387 homes in 1995 to 461 homes in 1996.

Selling, General and Administrative Expenses

Selling expenses decreased $0.1 million to $1.5 million for the three months ended June 30, 1996, as compared to the 1995 quarter. Selling expenses as a percent of sales decreased from 10.1% in the 1995 quarter to 5.4% in the 1996 period primarily as a result of the increased number of deliveries combined with management's efforts to streamline promotional spending. Selling expenses increased to $5.2 million from $4.8 million for the nine months ended June 30, 1996. The increase in the nine months ended June 30, 1996 was due primarily to increased promotional expenditures for print advertising and sales brochures.

General and administrative expenses decreased 0.01% to $1.1 million for the three months ended June 30, 1996 from the comparable period in 1995. Included in the 1996 quarter are certain charges related to severance and other termination benefits. General and administrative expenses as a percent of sales decreased form 5.3% to 3.8% for the nine months ended June 30, 1996. This decrease was achieved primarily through continued cost control initiatives and staff reductions. Management believes that the organizational changes will continue to support the Company's growth initiatives over the remainder of the year.

Income Taxes

The provision for income taxes for the three and nine months ended June 30, 1996 and 1995 reflect management's estimate of the Company's effective tax rate of approximately 40%.

Seasonality and Variability in Quarterly Results

The Company has experienced, and expects to continue to experience, significant seasonal and quarterly variability in residential sales and net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's land acquisition and development needs and to a lessor extent to the Company's net income or loss. Net cash provided by operating activities for the nine months ended June 30, 1996 was approximately $7.2 million, compared to net cash used by operating activities of $10.0 million in the comparable period in 1995.

The Company has a Revolving Credit Loan Agreement (the "Loan Agreement"), as amended, with two banks that provides a $45.0 million line of credit plus a $5.0 million overline facility, each secured by the non-real estate assets of the Company. The $5.0 million overline facility may be utilized from time to time, but can remain outstanding for no more than 90 days without a 30 day interim waiting period. The revolving line of credit and overline note bear interest at prime plus one percent and prime plus one and one half percent, respectively, plus certain customary fees, and was scheduled to mature on July 14, 1996. Available borrowings under the Loan Agreement are reduced by the amount of Letters of Credit outstanding. As of June 30, 1996, the Company had borrowed $27.9 million under the Loan Agreement and had $7.2 million of outstanding Letters of Credit, resulting in available borrowings of $20.7 million. The Loan Agreement includes certain customary representations and covenants, including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. In addition, each installment under the subordinated notes payable to the Principal Shareholder (Note 4) is required to be placed in escrow with the banks, and may only be released upon demonstration of Company compliance with the contractual provisions of the Loan Agreement. As of June 30, 1996, the Company had violated net worth and net income financial covenants. The Company and the two banks have entered into an agreement which provides for the extension of the maturity date of the Loan Agreement to September 12, 1996. The extension was provided in order to complete final documentation of the amended loan agreement, the terms of which are expected to include an extension of the maturity of the date of the facility until July 1997. Additional terms are expected to include revisions of the financial covenants and a waiver of past covenant defaults.

The Company believes that the current facility as proposed to be amended, together with its cash flow from operations, will be sufficient to fund projected near term requirements including land acquisition and any relevant market opportunities, as well as, its plans to expand its inventory of developed land.

PART II. OTHER INFORMATION



Item I.        Legal Proceedings

               The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

Item 2.        Changes in Securities                   None

Item 3.        Defaults Upon Senior Securities         None

Item 4.        Submission of Matters to a Vote of
               Security Holders                        None

Item 5.        Other Information                       None

Item 6.        Exhibits and Reports on Form 8-K        None

                   SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.


By:      /S/  Arthur L. Titus          Date:  August 14, 1996
     Arthur L. Titus, President and
     Chief Operating Officer