Form 10-Q/A
period 1996-06-30
SUNDANCE HOMES INC
filed 1996-10-23
CIK 900616

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q/A
                      (Amendment No. 2)

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


   YES           X                  NO


At October 23, 1996, there were 7,807,000 shares outstanding of the registrant's Stock ($0.01) par value).

PART II.

Item 6.      Exhibits and Reports on Form 8-K

             The following exhibit is filed with this report:
                   27.1 Financial Data Schedule.

                      SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.


By:    /S/ Arthur L. Titus                 Date: October 21, 1996
     Arthur L. Titus, President and
     Chief Operating Officer