Form 10-K
period 1996-09-30
SUNDANCE HOMES INC
filed 1996-12-24
CIK 900616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K


        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended: September 30, 1996

                 Commission File Number 0-21900

                      SUNDANCE HOMES, INC.
     (Exact name of registrant as specified in its charter)


           Illinois                                 36-3111764
     (State or other jurisdiction          (IRS Employer Identification No.)
  of incorporation or organization)


     1375 E. Woodfield Road, Suite 600, Schaumburg, Illinois  60173
      (Address of principal executive offices, including zip code)

 Registrant's telephone number, including area code:  (847) 255-5555

Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $0.01 par value
                        (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On December 19, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's Common Stock as quoted on the Nasdaq Stock Market's National Market, was approximately
$3,612,000. (For purposes of calculating this amount only directors, executive officers, and beneficial owners of 5% or more of the Common Stock of the registrant have been deemed affiliates).

Number of shares of the registrant's outstanding Common Stock  at
December  19, 1996:  7,807,000

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its Annual
Meeting of Shareholders, scheduled to be held on March 4, 1997, are incorporated by reference into Part III of this Report.

                      SUNDANCE HOMES, INC.

                            FORM 10-K

                        TABLE OF CONTENTS

                                                                        Page
PART I

     Item  1.   Business                                               1

     Item  2.   Properties                                            10

     Item  3.   Legal  Proceedings                                    10

     Item  4.   Submission of Matters to a Vote of Security  Holders  10

PART II

    Item  5.    Market for Registrant's Common Equity and Related
                Stockholder Matters                                   11

    Item  6.    Selected Consolidated Financial Data                  12

    Item  7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   13

    Item  8.    Financial  Statements  and  Supplementary  Data       17

    Item  9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                   17

PART III

    Item 10.    Directors and Executive Officers of the Registrant    18

    Item 11.    Executive  Compensation                               18

    Item 12.    Security Ownership of Certain Beneficial Owners
                and Management                                        18

    Item 13.    Certain Relationships and Related Transactions        18

PART IV

    Item 14.    Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                           19

SIGNATURES                                                            20

                             PART I
Item 1.  Business

The Company

Sundance Homes, Inc. (the "Company") is a builder of affordably priced, single-family detached and attached homes in the Chicago metropolitan area. In September 1996, the Company entered the urban real estate market with the introduction of condominium-loft conversion and town-home projects. The Company strives to deliver superior value to entry-level and first time move-up buyers by pricing its homes competitively while consistently providing innovative designs and high-quality products. The Company typically offers one or more diverse product lines of single-family, detached and attached homes within each project, with a variety of front elevations and architectural designs that complement each other and create a sense of community within the project.

The Chicago metropolitan area, which includes Cook County and the five surrounding counties (McHenry, Lake, DuPage, Kane and Will Counties, commonly referred to as the "collar counties"), is the third largest metropolitan area in the United States. Management believes that housing demand in these areas is strong in large part due to their proximity to concentrated job markets which have developed along major highways to the north, northwest and west of Chicago.

The Company currently has seventeen communities in various stages of planning and development and an additional seven properties under contract or option. At September 30, 1996, the Company had 197 homes subject to pending sales contracts. The Company currently owns sufficient land for the development of approximately 1,700 homes and is evaluating or negotiating the purchase of additional land, most of which is unentitled, for the development of approximately 3,000 homes.

The Company is currently operating three divisions: the Chicago Suburban Division; the Custom Home Division; and the Chicago Urban Division. The Chicago Suburban Division focuses on affordably priced entry-level and first time move-up houses primarily in the collar counties surrounding Chicago. The Custom Home Division focuses on the semi-custom and custom market primarily in the north and northwest Chicago suburban counties. The Chicago Urban Division focuses primarily on loft-conversion and townhome units in the City of Chicago. The Company believes that the division structure allows each operating entity to provide a focused insight into the markets, competition, subcontractor pricing, and consumer tastes in which it operates. Each division operating team is responsible for the product development, sales and marketing, home construction and customer service aspects of their projects. Corporate office support is provided for land acquisition and development, broad marketing and promotional strategic decisions, accounting and finance, and information systems.

Business Strategy

The Company's home building strategy consists of the following key elements:

Value Pricing and Commitment to Quality. The Company strives to deliver superior value to its home buyers by pricing its homes competitively while consistently providing innovative designs and high-quality products. The Company's commitment to quality construction is a cornerstone of its business strategy. The Company acts as general contractor for each of its projects and requires that its subcontractors and suppliers use high quality, durable materials in the construction of its homes. The project manager for each project is responsible for ensuring that each home in the project meets the Company's standards for workmanship and materials.

Growth-Oriented Markets. The Company focuses its home-building in certain communities in the suburbs of Chicago where management believes that land acquisition costs have remained relatively low and demand for entry level and first time move-up homes is strong. The Company's current and planned projects are located in southeastern McHenry, northern Lake, western DuPage, Kane and Cook Counties. In September 1996, the Company expanded this market focus to include the Chicago urban market, particularly the downtown Chicago area and the neighborhoods adjacent to downtown. Demographic shifts in the housing market combined with the diverse and stable economic environment in Chicago have translated into population increases in and around the downtown area. New homes built in Chicago during the first half of 1996 were 1,094, an increase of 67.5% over the first half of 1995. The Company will continue to evaluate extending its home-building activities to other areas as opportunities consistent with the Company's strategy arise.

Innovative Design and Effective Marketing. The Company continuously monitors the home design and feature preferences of home buyers in its markets and uses this market research in its effort to provide innovative, space-efficient and desirable architectural designs and home amenities. In each project, the Company creates and maintains a series of model homes representing the home plans offered. The Company believes that the effective use of a variety of model homes plays an integral role in marketing the competitive advantages of its home design to prospective buyers.

Property Acquisition and Development. The Company strives to minimize its overall property costs and the risks associated with the development of unentitled property by, whenever possible, using options and other financing arrangements that allow the Company to control property through the entitlement process, but defer the payment for such property until the entitlement process has been completed and the Company is prepared to commence construction. The Company has substantial experience in obtaining the entitlements necessary to develop residential properties. In addition, the Company will occasionally purchase entitled property to the extent that the price and terms of such purchase are believed by the Company to be advantageous.

Cost Control. The Company controls the cost of developing its projects by: (i) seeking to purchase property at a low cost per unit; (ii) using its position as a leading homebuilder in its markets to obtain favorable pricing on construction materials and labor from its subcontractors; (iii) adhering to strict construction schedules and closely monitoring the physical progress and costs of construction with the use of a computerized tracking system; and (iv) striving to achieve rapid inventory turnover by pricing its homes at competitive levels and entering into sales contracts for a majority of its homes prior to commencement of construction.

Summary of Residential Projects

Since  1983, the Company has closed sales of approximately  4,900 homes  and  has completed 22 projects in the Chicago metropolitan
area.   The  following  presents  information  relating  to   the
Company's completed projects as of September 30, 1996.
                                            Year     Total Number    Average
 Project                          County  Completed    of Homes    Sales Price
The Orchards (Lake Zurich)         Lake     1984          72         $116,000
Woodridge Center                  DuPage    1984          18           81,000
Newport Trail                     DuPage    1985          22          116,000
The Orchards (Carol Stream)       DuPage    1985          48           81,000
Woodale of Bartlett               DuPage    1985          76          116,000
Spring Valley                     DuPage    1986          88          126,000
University Heights                DuPage    1986         196          122,000
Amber Lakes                       DuPage    1987         283           86,000
Pine Ridge South                  DuPage    1987         135           96,000
Timber Lakes Estates               Lake     1987          66          181,000
Chestnut Place                     Cook     1989          20          130,000
Pine Ridge                        DuPage    1989         220          120,000
Woodglen Village                  DuPage    1989          63          132,000
Sussex Square                      Cook     1990         159          109,000
Hampton Woods                     McHenry   1991          78          180,000
Arbor Ridge                       DuPage    1992          79          247,000
Heritage At Stratford             DuPage    1992          99          237,000
Parkside on the Green              Cook     1992         308          167,000
Victoria Woods                    McHenry   1993         116          231,000
River's Edge                       Kane     1995          22          205,000
Lake in the Woods                 DuPage    1995          34          247,000
Spring Lake Farm                  McHenry   1995         432          148,000
Various model homes and odd lots    --         --        119          254,000

The  following  presents information relating  to  the  Company's current and planned projects as of September 30, 1996.
                                                             Estimated                           Homes
                                                              Homes at                             in
                                                             Completion    Homes     Homes      Backlog     Sales
Project                     Location        Initial Closing     (1)       Closed   Remaining      (2)    Price Ranges (3)
Country Walk             Round Lake Beach,   3rd Qtr. 1992      780        724        56         10      $114,000-160,000
                         Lake County

Ravinia Woods            Gurnee,             4th Qtr. 1993      373        335        38         26      $150,000-199,000
                         Lake County

Spring Lake Farm South   Lake in the Hills,  1st Qtr. 1994      279        265        14          5      $111,990-205,990
 (4)                     McHenry County

Wildflower               Naperville,         3rd Qtr. 1994      251        235        16          7      $191,990-207,990
                         DuPage County

Heartland Meadows(5)     Elgin/South Elgin,  4th Qtr. 1994      662        375       287         66       $94,990-168,990
                         Kane County

Bellchase                Lake in the Hills,  2nd Qtr. 1995      666        133       533         45      $117,990-182,990
                         McHenry County

Conservancy              Gurnee,             2nd Qtr. 1995      131         56        75          8      $226,990-254,990
                         Lake County

Deloraine                Palatine,           3rd Qtr 1996        23          7        16          9      $310,000-342,000
                         Cook County

Sutton on the Lake       Round Lake Beach,   4th Qtr. 1996      481         16       465         15      $113,990-160,000
                         Lake County

Cherry Hill              Schaumburg,                             29          0        29          0      $185,000-277,000
                         Cook County

St. Paul Lofts           Chicago,                                82          0        82          6       $84,900-264,600
                         Cook County

Erie Center Lofts        Chicago,                               106          0       106          0       $92,900-399,900
                         Cook County

Georgian Court (6)       Addison,                                47          0        47          0      $130,500-210,000
                         Cook County

Michigan Ave. Lofts(6)   Chicago,                                60          0        60          0      $140,535-198-650
                         Cook County

McCarty's Mill (6)       Aurora,                                115          0       115          0      $118,000-139,000
                         Kane County

Town Square (6)          Oswego,                                 75          0        75          0      $136,990-163,990
                         Kane County

Gregg's Landing (6)      Vernon Hills,                          135          0       135          0      $359,000-431,000
                         Lake County

Properties Under         Various                              2,600          0     2,600          0
Contract (7)
                         Total                                6,895      2,146     4,749        197

(1)          The estimated number of homes to be built at completion
       is subject to change and there can be no assurance that the Company will build these homes.
(2) Homes in backlog refer to homes subject to pending sales contracts that, as of September 30, 1996, had not closed and there can be no assurance that closings of such homes will occur.
(3) Reflects base price, excluding any lot premiums and buyer-selected options, which vary from project to project.
(4) This property includes 80 acres (279 units) owned by The Sundance-Kaco Limited Partnership. The Company is the general partner of the Sundance-Kaco Limited Partnership, with a 75%
       interest in such partnership.   The Sundance-Kaco Limited
       Partnership also holds an option for the purchase of an additional 200 acres (approximately 400 lots).
(5) The Company sold a portion of this property in the fourth quarter of 1996. The purchaser holds an option, expiring September 30, 1997, to purchase an additional 109 lots.
(6) The Company has preliminarily agreed to final terms on these locations and intends to acquire the property in fiscal 1997. The Company opened, or is scheduled to open, for sale in these communities in the first and second quarters of fiscal 1997.
(7) The Company is negotiating the purchase of land for these projects and does not currently have an estimate as to when an initial closing will occur.

       Property Acquisition and Development

The Company selects property for acquisition and development based upon a variety of factors, including: (i) financial and legal review as to the feasibility of the proposed project, including projected profitability; (ii) demographic and marketing studies; (iii) competition within the area of the proposed project; (iv) proximity to concentrated job markets, quality of school districts and local traffic corridors; (v) infrastructure requirements for grading, drainage, utilities and streets; and
(vi) management's judgment as to the real estate market, economic trends and the Company's experience in a particular area. The development approach for the Company's suburban developments varies from its urban projects due to the nature of the acquired property.

Suburban Development. The Company seeks to minimize its overall land costs and the risks associated with developing unentitled land by, whenever possible, using options and other financing arrangements that allow the Company to control land through the entitlement process but defer the payment for such land until the entitlement process has been completed and the Company is prepared to commence construction. The Company has generally found long-time landowners to be more willing than speculators or developers to defer payment and closing, thereby providing low or no-cost financing to the Company through the entitlement process. The Company strives to negotiate land purchase contracts that allow the Company to purchase portions of a parcel as close as possible to the commencement of construction.

After control of a parcel of unentitled land has been obtained, the Company prepares preliminary and final plans for each project, providing for infrastructure, neighborhoods, wetland preservation, educational and other public facilities, as well as open space. Once preliminary plans have been prepared, the Company must obtain numerous governmental approvals, licenses, permits and agreements, commonly referred to as "entitlements," before it can commence development and construction. For a description of the entitlement process, see "-Government
Regulation and Environmental Controls." In the Chicago metropolitan area, obtaining the many necessary entitlements for large residential developments is an extended process which generally takes one to two years and can involve a number of different governmental jurisdictions and agencies and considerable expense. No assurance can be given, however, that the Company will be able to obtain entitlements within originally projected time frames. Unless and until the requisite entitlements are received, a homebuilder generally does not have any rights to develop a project.

The Company has occasionally used partnerships, where such arrangements were advantageous, to acquire the land from the seller or where such arrangements appeared to be otherwise economically advantageous to the Company. The Company will continue to consider partnerships and other financing arrangements with landowners or other third parties.

In addition, the Company may purchase entitled land to the extent that the price and terms of such purchase are believed by the Company to permit development within acceptable profitability levels. Through the purchase of entitled or fully developed lots, the Company can reduce the amount of financial or market risks inherent in the development process.

Sales of land and lots have not previously had a significant impact on the Company's financial results. However, the Company will maintain the flexibility to sell land and lots to take advantage of market opportunities that may exist.

Urban Development. The Company typically targets for acquisition a former or current manufacturing building which is suitable for the conversion to residential loft-condominiums or construction of townhomes. Each of the factors outlined in the acquisition process above is performed on these sites, including assessing the Company's ability to obtain appropriate entitlements and zoning. Other factors evaluated are the Company's ability to provide adequate parking capacity and access to public transportation, commercial centers, and various City of Chicago amenities.

Prior to acquisition, the Company prepares architectural drawings, performs environmental testing and assessments, reviews zoning and entitlement requirements, and prepares feasibility studies based on projected absorption and estimated construction costs. The Company has been able to start initial construction activities soon after acquisition and will typically open for sale within six months after acquisition as the evaluation and zoning period is much less than for suburban developments.

Home and Community Design

The Company continuously engages in market research in an effort to ensure that its home designs and features address the preferences of potential home buyers. The Company closely monitors the designs and features chosen by buyers of its homes as well as those offered by competitors in its markets. In addition, the Company conducts focus groups, exit interviews at its model home sites, telephone surveys and demographic studies in an effort to produce the most desirable architectural designs and home amenities available in a particular price range. The Company's marketing and design staff develop the detailed standards and specifications for each new product line and then work closely with one of a select number of unaffiliated architectural firms to produce a product line that delivers the home designs and features preferred by the target home buyers.

Within each suburban project, the Company seeks to create a sense of community through the use of cul-de-sacs, landscaping and a variety of front elevations and architectural designs that complement each other. The Company also seeks to create continuity within each project by coordinating the exterior colors and trim of neighboring homes. The product lines offered in a particular project depend upon many factors including the housing alternatives generally available in the area, the needs of the target home buyers for such project and the Company's cost per lot in the project.

Construction

The Company acts as the general contractor for the development and construction of its projects, employing project managers who supervise the land development and construction within each project. Typically, the Company relies on two project superintendents to supervise construction for each product line within a project. The "rough" superintendent is responsible for each home within a product line from excavation until the drywall is in place. The "trim" superintendent is then responsible for each home within the product line until the home is delivered to the buyer. Generally, each project superintendent coordinates the activities of the subcontractors, suppliers and building inspectors and is responsible for ensuring that the homes conform to the Company's quality control standards.

The Company also acts as general contractor for its urban project developments. The Company employs a project construction manager who typically supervises one or more building conversions, and a construction superintendent who supervises all phases of construction for a particular building. The length of time of construction process is expected to vary due to the amount of demolition, environmental, or other construction requirements. Additionally, occupancy requirements typically specify completion of an entire phase prior to the initial closings, and as such will usually result in an approximate nine to twelve month construction cycle.

Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price per model for a varying term, usually six months to one year. Agreements with the Company's subcontractors are generally entered into after competitive bidding among competing subcontractors. The Company maintains close contact with many of its subcontractors. The Company negotiates price and volume discounts with manufacturers and suppliers on behalf of subcontractors to take advantage of its volume of production. Management believes that this strategy has given the Company an advantage in producing quality homes at the lowest possible cost. The Company typically obtains price guarantees from manufacturers and material suppliers, but makes no long-term purchase commitments to material suppliers on behalf of subcontractors.

Materials  used  in the construction of the Company's  homes  are available  from  a  number of sources, but  material  prices  may fluctuate due to various factors, including supply and demand imbalances. In light of such fluctuation, the Company continues to evaluate various alternative sources of materials such as using metal frames and engineered lumber (i.e., soft woods in laminated form) instead of construction lumber for certain purposes. Construction labor has generally been available to the Company, but the homebuilding industry has in the past experienced occasional shortages of skilled labor in certain markets. Although there is presently an adequate supply of labor and materials for the Company's projects, it is possible that future shortages of skilled workers and/or materials may occur.

For suburban developments, the Company generally clusters the homes sold within a project, which management believes creates efficiencies in land development and construction and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. The Company typically completes the construction of a home within four months from commencement of construction, although the construction schedule for a home depends in large part on the time of year, availability of labor, materials and supplies and other factors.

The Company has historically provided a one year limited warranty of workmanship and materials and a two year limited warranty on the working systems for each of its homes. Beginning in 1995, the Company expanded its warranty policy to include a ten year limited warranty against certain structural defects. Historically, the Company has not incurred any significant financial costs relating to any warranty claims or defects in construction (see Item 3. Legal Proceedings).

Marketing and Sales

The Company attracts initial interest in its projects through a comprehensive advertising program using media such as newspapers, direct mail to potential home buyers, and billboards. In addition, the Company has a buyer referral program in which buyers of the Company's homes receive referral fees for introducing new buyers to the Company. The Company believes that it has a reputation for developing high quality homes in the Chicago metropolitan area which helps generate interest in each new project.

The Company believes that the effective use of model homes plays an integral role in demonstrating the competitive advantages of its home designs and features to prospective home buyers. The Company employs in-house interior designers who are responsible for creating and maintaining an attractive model home for each product line.

The Company's objective is to enter into sales contracts for all of its homes in advance of construction, thereby greatly reducing the risk of unsold inventory. The sales contracts for its homes generally provide for mortgage approval within a specified period. The Company attempts to minimize cancellations by requiring a nonrefundable cash deposit of approximately 5% to 10% of the purchase price for buyers using conventional financing and by training its sales force to assess the qualification of potential home buyers. A network database available to sales personnel provides information as to the qualifying criteria for certain lenders, thus allowing sales personnel to assess a customer's ability to qualify for a mortgage at the time the customer is selecting a model and options.

A  majority  of  the  Company's  homes  are  sold  by  full-time, commissioned employees who typically work from sales offices (open seven days a week) located within each project. Additionally, the Company sells homes through independent brokers. Employees assist prospective buyers throughout the home buying process by providing them with information from a network database (developed by the Company) on the available product lines, pricing, options and upgrades, mortgage financing (including qualifying criteria), warranties and construction. This database also contains a complete listing of the Company's home buyers and can produce detailed demographic information on the residents of a project. The concentration of the Company's developments within the Chicago metropolitan area makes it possible for the Company to retain sales employees for a long-term, rather than on a project-by-project basis, which management believes results in reduced training costs and a more knowledgeable and motivated sales force.

The Company has experienced, and expects to continue to experience, significant seasonality and quarter to quarter variability in residential sales and net income. Generally, the receipt of sales contracts is highest during the first six months of the calendar year. Related closings peak in the September through November period as homes contracted for sale earlier in the year are delivered. Management believes that this seasonality reflects the tendency of home buyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter as well as the scheduling of construction to accommodate seasonal weather conditions (see Note 12. Quarterly Results of Operations in the Footnotes to Consolidated Financial Statements).

Backlog

The Company's homes are generally offered for sale in advance of their construction. Substantially all of the Company's residential sales during 1996 were sold pursuant to standard sales contracts entered into prior to commencement of construction. The Company's standard sales contracts generally require the customer to make an earnest money deposit upon signing. This deposit may range from a nominal amount for an FHA or VA financed purchase, to 5% to 10% of the purchase price for a buyer using conventional financing. Upon execution of the contract and receipt of the deposit, the home sale is included in backlog. The Company recognizes revenue on residential sales at closing, when title to the home has passed to the buyer.

The  following table provides certain backlog information for the periods presented: (in thousands of dollars):
                                                   September 30,             December 31,
                                             1996      1995      1994        1994    1993
   Number of home sales closed during         701       631       609        687      478
   the twelve month period

   Lots/units owned and available for       1,717     3,113     3,561      3,317     4,251
   development

   Number of lots/units under contract      3,032       824     1,778      1,778       980

   Backlog                                    197       274       579        355       365

   Average sales price in backlog            $168      $183      $157       $153      $165

   Aggregate sales value in backlog       $33,193   $50,232   $90,800    $54,167   $60,350

The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors, including the number of homes then available for sale and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company anticipates that the closing of any sales of homes in backlog as of September 30, 1996 will occur in fiscal 1997. However, no assurances can be given that homes in backlog will result in actual closings. The aggregate sales value of backlog decreased approximately $17 million from September 30, 1995 to September 30, 1996 as efficiencies in the Company's construction process resulted in an ability to close more homes in a shorter time period in fiscal 1996. The aggregate sales value of backlog decreased approximately $40.6 million from September 30, 1994 to September 30, 1995 as a result of the reduced number of orders in the 1995 period (306 orders) as compared to the 1994 period (704 orders) combined with the impact of projected closings in 1994 that were delayed to future periods as a result of the regulatory delays experienced in certain projects. The aggregate sales value of backlog decreased 10%, or $6.2 million, from December 31, 1993 to December 31, 1994 primarily as a result of the reduced average selling price of homes sold.

Customer Financing

Substantially all home buyers utilize long-term mortgage financing to purchase a home. Lenders generally make loans only to borrowers who earn three to four times the total amount of the mortgage payment plus insurance and property taxes. As a result, economic conditions, increases in unemployment or high mortgage interest rates can eliminate a substantial number of potential home buyers from the market. Although mortgage financing for qualified home buyers was readily available during the year ended September 30, 1996, there can be no assurance that affordable mortgage financing will remain available to the Company's customers in the future.

FHA and VA financing generally enable home buyers to purchase homes with lower down payments than the down payments required through conventional financing, allowing a purchaser to borrow from 90% to 95% of the value of the home. The Company believes that when conventional lending rates are higher, the availability of FHA and VA financing broadens the group of potential purchasers for the Company's homes. If conventional rates increase substantially, the Company expects this percentage of buyers applying for FHA or VA approval to increase. As of September 30, 1996, the FHA financing limit for a one unit residence was $152,362.

Competition and Market Factors

The homebuilding industry is a highly competitive and fragmented market. The Company competes for residential sales with national, regional and local developers and homebuilders, individual resales of existing homes and condominiums, and available rental housing. The Company also competes for the acquisition of undeveloped land on which to build homes. Sales of homes and land at deeply discounted prices by competitors, lenders and similar institutions in the markets where the Company operates could have a material adverse effect on the Company. The Company is one of the leading developers of affordable homes in the Chicago metropolitan area, and believes it competes favorably as a result of price, its development expertise, its knowledge of the local real estate market and governmental permitting and approval process, and its favorable reputation in the Chicago metropolitan area homebuilding industry.

The homebuilding industry is cyclical and affected by consumer confidence levels and prevailing economic conditions in general and by job availability and interest rate levels in particular. A variety of other factors affect the homebuilding industry and demand for new homes, including changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

Government Regulation and Environmental Controls

Generally, the Company must obtain numerous government approvals, licenses, permits and agreements, referred to as "entitlements," before it can commence development and construction. Through options and other financing arrangements, the Company typically controls unentitled land during the entitlement process and only purchases the land after the planning and zoning process is complete. However, obtaining the many necessary entitlements for residential developments in the Chicago metropolitan area is an extended process which generally takes one to two years and can involve a number of different governmental jurisdictions and agencies and considerable expense. No assurance can be given that the Company will be able to obtain entitlements in such time frame in the future. The Company generally does not have any rights to develop a project until after it has received all required entitlements. Several governmental authorities in the Chicago metropolitan area have imposed fees as a means of defraying the cost of providing certain governmental services to developing areas, or have required developers to donate land to the municipality or to make certain off-site land improvements.

Certain permits and approvals will be required to complete the residential developments currently being planned by the Company. The ability of the Company to obtain necessary approvals and permits for these projects is often beyond the Company's control and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application.

The Company is also subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning protection of health and the environment. These laws may result in delays, cause the Company to incur substantial compliance costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to purchasing a parcel of land, the Company evaluates such land for the presence of hazardous or toxic materials, wastes or substances. To date, the Company has not experienced any material delays as a result of these laws and the Company's operations have not been materially affected by the presence or potential presence of such materials.

Bonds and Other Obligations

The Company is frequently required, in connection with the development of its projects, to obtain performance or maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in accordance with the Company's pending development activities. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. At September 30, 1996, there were approximately $11.6 million in performance or maintenance bonds and approximately $9.1 million in letters of credit outstanding for such purposes (see Management's Discussion and Analysis-Liquidity and Capital Resources).

Employees

As of September 30, 1996, the Company employed 138 persons, 58 of whom were involved in project management, land development, production, contract management and contract administration, 33 of whom were sales and marketing personnel, and 47 of whom were executive, accounting, systems and administrative personnel. Although none of the Company's employees are covered by collective bargaining agreements, many of the subcontractors and suppliers which the Company engages are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that its relations with its employees, subcontractors and suppliers are good.

Item 2.  Properties

The  Company currently occupies approximately 25,000 square  feet of  office  space for its corporate headquarters  in  Schaumburg,
Illinois.   The lease for this office space began on  October  1,
1994 and expires on December 31, 1999.

Item 3.  Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the conduct of its business.

In November, 1994, a lawsuit was brought against the Company and certain directors and employees of the Company by the Board of Managers of Parkside on the Green Condominium Association. The complaint seeks damages against the Company for alleged construction defects in the approximate amount of $1.6 million, together with punitive damages against the named individuals for alleged breach of fiduciary duty. The Company has assumed the defense of this lawsuit on behalf of the individual defendants. The lawsuit is in the discovery process and various inspections are underway. The Company is defending the lawsuit vigorously.

Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the Company's fiscal quarter ended September 30, 1996.

                             PART II

Item 5.       Market  for Registrant's Common Equity and  Related
      Stockholder Matters

The  Company's Common Stock has been quoted on the  Nasdaq  Stock
Market's National Market (the "National Market") under the symbol
SUNH since July 9, 1993.

The following table shows the high and low closing prices for the Common Stock for the periods indicated as reported by the National Market:

     Fiscal 1996                            High      Low
     Quarter ended September 30, 1996       $4.000    $1.125
     Quarter ended June 30, 1996             2.250     1.375
     Quarter ended March 31, 1996            2.250     1.563
     Quarter ended December 31, 1995         2.875     1.563

     Fiscal 1995
     Quarter ended September 30, 1995        2.875     2.250
     Quarter ended June 30, 1995             3.625     2.000
     Quarter ended March 31, 1995            3.875     2.500

     Quarter ended December 31, 1994         4.000     1.875
</TABLE
The  closing  price of the Company's Common Stock as reported  on the  National Market on December 19, 1996 was $3.0625 per  share.
As  of December 19, 1996, there were 40 holders of record of  the
Company's Common Stock.

Dividends

The  Company intends to retain its future earnings to finance the continuing development of its business.  Accordingly, the Company does not anticipate paying any cash dividends on its Common Stock in  the  foreseeable future.  The payment of any future dividends will be at the discretion of the Company's Board of Directors and will  depend  upon,  among  other things,  future  earnings,  the
success   of   the  Company's  development  activities,   capital
requirements, restrictions in financing arrangements, the general
financial   condition  of  the  Company  and   general   business
conditions.   At present, the Company's ability to pay  dividends
is restricted to 50% of consolidated net income for the preceding fiscal  year  provided  the Company is  not  in  default  of  any provisions  of  the  Loan  Agreement (as defined  hereafter,  see
"Management's Discussion and Analysis of Financial Condition  and
Results of Operations-Liquidity and Capital Resources").

Item 6.  Selected Consolidated Financial Data

The following selected consolidated financial and operating data of the Company are qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.
The data set forth below (except for the pro forma statement of income data) as of and for the year ended September 30, 1996, the nine months ended September 30, 1995 and the years ended December
31, 1994, 1993, and 1992 have been derived from the Company's audited consolidated financial statements. Consolidated balance sheets at September 30, 1996, September 30, 1995 and December 31,
1994 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year ended
September 30, 1996, the nine months ended September 30, 1995 and the year ended December 31, 1994 and notes thereto appear elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future (see
"Management's Discussion and Analysis of Financial Condition  and
Results of Operations").

                                                                   Nine         Years ended
                                                  Year            Months
                                                  ended            ended
   Statement of Income Data:                   September 30,   September 30,  December 31,  December 31,  December 31,
                                                   1996            1995            1994          1993         1992
                          (in thousands, except per share amounts)
   Residential Sales (1)                         $120,948        $63,811        $118,659        $77,764     $86,208

   Income (loss) before minority interest and       2,176         (7,051)          3,643          8,035      10,382
   provision for income taxes (2)

   Net income (loss)                                1,235         (4,216)          1,930          5,090       8,073

   Net income (loss) per share                      $0.16          ($0.54          $0.25

   Pro Forma Statement of Income Data: (3)

   Net income                                                                                    $4,709      $5,010

   Net income per share                                                                            0.76        1.00

   Balance Sheet Data:         September 30,   September 30,  December 31,    December 31,  December 31,
                                   1996            1995           1994            1993          1992
                                                   (in thousands)
   Real estate inventories       $76,101          $86,434        $86,721         $65,370       $25,559

   Total assets                   86,406           98,880         98,907          81,057        35,076

   Notes and mortgages payable    23,027           42,787         34,280          26,873        12,018

   Minority interest (2)             111              266          1,049             (64)        1,525

   Shareholders' equity           28,393           27,153         31,369          29,439        10,297

(1)Residential sales are recognized at closing, when title to the home has passed to the  buyer  (see Note 1 of the Notes to Consolidated  Financial
  Statements).
(2)The Company is the General Partner of The Sundance-Kaco Limited Partnership, with
  a  75%   interest in said partnership.  Under the terms of  the
  partnership agreement, the limited partner is entitled  to  25%
  of  all  profits  of  the  partnership and  will  receive  cash
  distributions.   Through  1993, the  Company  was  the  general
  partner  of  The  Victoria Woods Limited  Partnership,  with  a
  50.1%  interest in such partnership.  Under the  terms  of  the partnership  agreement,  the limited partner  was  entitled  to
  49.9%  of  all  profits of the partnership  and  received  cash distributions.
(3)The pro forma statement of income data are based on historical net income, as adju sted  to  reflect  a  provision  for  income  taxes,  as  if  the
Company had been a C Corporation since inception  (see Note 2  of the Notes to Consolidated Financial Statements).

Item   7.Management's  Discussion  and  Analysis   of   Financial
       Condition and Results of Operations

General

In 1995, the Company changed its fiscal year end from December 31 to September 30. The Company's discussion regarding the Results of Operations compares the year ended September 30, 1996 to the unaudited year ended September 30, 1995; the nine month transition period ended September 30, 1995 to the unaudited nine month period ended September 30, 1994; and the year ended December 31, 1994 to the year ended December 31, 1993.

Results of Operations

The  following  tables set forth the percentage of the  Company's residential  sales  represented by  each  income  statement  line presented  and certain other information regarding the  Company's operations for the periods indicated.
                                                Twelve                Nine months           Twelve
                                             months ended               ended                 months ended
                                        Sept. 30,   Sept. 30,   Sept. 30,   Sept. 30,    Dec. 31,    Dec. 31,
                                         1996         1995        1995        1994         1994        1993
  Residential sales                     100.0%       100.0%      100.0%      100.0%       100.0%      100.0%

  Cost of sales                          88.5         91.6        92.2        82.4         85.4        76.8

  Reduction in carrying value of real
  estate assets                            -           3.4         5.7          -           -           -

  Gross profit                           11.5          5.0         2.1        17.6         14.6        23.2

  Selling expenses                        5.8          6.3         7.7         6.8          5.9         6.3

  General and administrative expenses     4.1          4.7         5.3         6.3          5.5         6.5

  Other (income) expense, net            (0.2)         0.2         0.1           -          0.1         0.1

  Income (loss) before minority
  interest and provision for
  income taxes                            1.8         (6.2)       (11.0)       4.5          3.1        10.3

  Minority interest                       0.1           -            -         0.6          0.4         0.2

  Provision (benefit) for income taxes    0.7         (2.5)        (4.4)       1.6          1.1         4.0*

  Net income (loss)                       1.0%        (3.7)%       (6.6)%      2.3%         1.6%        6.1%


  New orders (net)                       624           326           306       659           828         607

  Homes closed-units                     701           631           387       443           687         478

  Average selling price-homes closed    $172,500      $169,800      $165,000   $170,000     $173,000    $161,000

Pro forma income tax provision gives effect to estimated income taxes that would have been reported had the Company been a C
Corporation since inception (see Notes 2 and 6 of the Notes to Consolidated Financial Statements).

Year Ended September 30, 1996 Compared to the Twelve Months Ended
September 30, 1995

Residential sales, which are recognized upon the selling and closing of homes, increased $13.8 million to $120.9 million for the year ended September 30, 1996, an increase of 12.9% over the twelve months ended September 30, 1995. The increase was primarily due to an increase in the number of deliveries in the year from 631 in the 1995 period to 701 in the 1996 period. Additionally, the average sales price of home sales closed increased from $169,800 in fiscal 1995 to $172,500 in fiscal 1996.

There were 624 net new sales orders for the year ended September 30, 1996 representing an increase of 91%, or 298 orders, from the comparable 1995 period total of 326. The Company attributes the increase to the offering of a simplified and economical product line to the first-time home buyer at three developments which accounted for approximately 50% of new orders and 30% of home closings in fiscal 1996.

Cost of sales includes land acquisition costs, development costs, construction costs and direct overhead, job oversight supervision, customer service, warranty costs, interest and property taxes. Cost of sales increased $8.9 million to $107 million in fiscal 1996. Cost of sales as a percent of revenues was 88.5% in fiscal 1996 compared to 91.6% of sales revenue for the 1995 period, excluding the reduction in carrying value of real estate assets of $3.7 million (see discussion related to the reduction in real estate assets in the comparative nine month periods below). The increase in gross profit as a percent of sales of 3.1 percentage points (exclusive of the 1995 adjustment to real estate inventories) primarily resulted from reductions in direct construction costs as a percentage of sales due to the product standardization initiatives begun during the year combined with reductions in field overhead expense.

   Selling expenses include advertising, sales commissions, payroll, amortization of the costs of non-permanent upgrades to convert standard homes to model homes (draperies, wall-hangings, decor items) and maintenance of model homes. Certain expenses, such as sales commissions and amortization of model home upgrades, are derived from sales prices or the number of home sales closed and thus remain relatively constant as a percentage of residential sales. Other expenses, such as advertising costs and model home maintenance, may be significantly influenced in any given period by the number of grand openings or special promotions and the number of projects operating in that period. Costs associated with upgrading standard homes to model homes are capitalized and expensed as related home sales are closed, while most other selling expenses are expensed as incurred.

Selling expenses increased by $0.2 million to $7.0 million in fiscal 1996. As a percent of sales, selling expenses decreased from 6.3% in the twelve months ended September 30, 1995, to 5.8% in fiscal 1996. The decrease as a percent of sales revenue is due primarily to the reduced number of model homes, which resulted in reduced carrying costs.

General  and administrative expenses decreased nominally  in  the year  ended  September 30, 1996 compared to the  comparable  1995
period.    As  a  percent of sales,  general  and  administrative
expense decreased  from 4.7% to 4.1%.

The Company is the general partner, with a 75.0% partnership interest, in the Sundance-Kaco Limited Partnership, an Illinois limited partnership. Also participating in the partnership is one limited partner, Kaco, Inc, which is entitled to 25.0% of all profits from the Spring Lake Farm South project. The limited partner's share of profits for 1996 was $117,000. Pursuant to the provisions of the partnership agreement, limited partner contributions of $73,000 were received and distributions of $345,000 were paid during 1996.

 The provision for income taxes was $824,000 in fiscal 1996. The Company recognized an income tax benefit of approximately $2.7 million for the twelve months ended September 30, 1995. The effective tax rate for fiscal 1996 and 1995 was approximately 40%.

Nine  Months  Ended September 30, 1995 Compared  to  Nine  Months
Ended September 30, 1994

The Company reported a loss from operations for the nine month period ended September 30, 1995 of $4.2 million (after an income tax benefit of $2.8 million). A significant factor in the loss for the period was a $3.7 million reserve (before income taxes) recorded in the second quarter to reflect the reduction in carrying value of certain real estate inventories and the write-off of other capitalized costs. The reduction includes an adjustment of $2.9 million (before income taxes) related to management's decision not to continue development of certain property which the Company owned. The Company had chosen not to develop this property as it identified more relevant development opportunities which were consistent with the Company's long-term market strategy. Also contributing to the loss for the period was the write-off of capitalized costs related to certain product lines which were discontinued.

  Residential sales decreased $11.6 million to $63.8 million for the nine month period ended September 30, 1995 as compared to the comparable period in 1994. The decrease in sales revenues was primarily due to a reduction in the number of closings from 443 in the first nine months of 1994 to 387 in the first nine months of 1995. Additionally, the average sales price of home sales closed decreased from $170,000 in 1994 to $165,000 in 1995. The decrease in average selling price for the period was due to the change in the mix of home types closed to include a greater portion of lower-priced multi-family homes in the 1995 period.

There were 306 net new sales orders for the first nine months of 1995, which was down substantially from the comparable 1994 period total of 704. The 1995 net orders included delay related cancellations of approximately 87 units. The Company had experienced regulatory delays in obtaining permits at Spring Lake Farm Phase II (Bellchase), Wildflower and Heartland Meadows, which resulted in the above-mentioned cancellations. The decrease primarily reflects the impact of the increased competition at each of the communities as well as the increase in sales prices in the first quarter which resulted in a reduction in sales orders.

Cost of sales decreased from $62.1 million in the nine months ended September 30, 1994 compared to $58.9 million in the comparable 1995 period. Cost of sales in the first nine months of 1995 increased 9.8 percentage points over the comparable period in 1994. Consequently, gross margins decreased from 17.6% of sales to 7.8% of sales. Contributing to the significant deterioration in margins for the year were reduced fixed costs absorption as a result of the decrease in unit closings, combined with the carryover effect from 1994 of home sales delivered which had been previously subject to significant delays from the anticipated original closing date. Additionally, approximately thirty model and spec homes were sold and closed in 1995. These homes typically close at reduced margins as compared to production homes, due to the permanent upgrades included as part of the home. The Company also incurred certain costs due to product standardization and model consolidation initiatives.

  Selling expenses decreased by $0.2 million to $4.9 million in the nine months ended September 30, 1995. As a percentage of sales, selling expenses increased from 6.8% to 7.7% in the nine months ended September 30, 1995. This increase was primarily due to the reduction in unit closings in the 1995 period which reduced the ability of the Company to absorb fixed selling expenses..

General and administrative expenses decreased $1.4 million to $3.4 million in the nine months ended September 30, 1995 compared to the 1994 period. As a percent of sales, general and administrative expense decreased from 6.3% to 5.3%. The significant decrease was achieved primarily through staff reductions and cost control initiatives.

The limited partner's share of losses for 1995 was $24,000, resulting in a minority interest benefit for the period as compared to minority interest expense of $438,000 in the comparable 1994 period. Pursuant to the provisions of the partnership agreement, limited partner contributions of $111,000 were received and distributions of $870,000 were paid during 1995.

The Company recognized an income tax benefit of approximately $2.8 million for the nine months ended September 30, 1995 and an expense provision of $1.2 million for the 1994 period. The
effective   tax   rate  for  the  1995  and  1994   periods   was
approximately 40%.

Year Ended December 31, 1994 Compared to Year Ended December  31,
1993 (Pro Forma)

Sales revenue increased $40.9 million to $118.7 million (687 homes) or 52.6% for 1994 compared to 1993. In 1993, residential sales included a non-recurring sale of vacant lots, which resulted in a corresponding one-time gain of approximately $400,000. The 687 home sales closed during 1994 represented an increase of 209 homes, or 43.7%, from the 478 home sales closed during 1993. The average price of homes closed during 1994 was $173,000, compared to $161,000 for 1993, with the average square footage of homes closed increasing from 1,753 square feet per home in 1993 to 1,800 square feet per home in 1994. The increase in average selling price was primarily due to the product mix of homes closed during the year.

Cost of sales increased by $41.6 million (69.7%) in 1994 to $101.3 million from the 1993 level, and gross profit as a percentage of sales decreased by 8.6 percentage points to 14.6% from 23.2%. Margins were weakened under competitive pressures, rising short-term interest rates, and the increased percentage of homes delivered out of delay related sales backlog. The purchase price of the homes in backlog were fixed, but the homes were
subject   to  increasing  construction  costs  until  they   were
delivered.

Selling expenses increased $2.1 million to $7.0 million from 1993 to 1994. As a percentage of sales, selling expenses decreased from 6.3% to 5.9% in 1994. The Company was able to achieve reduced selling expenses as a percent of sales due to the increase in the number of unit closings in 1994, which absorbed a greater portion of fixed expenses. Although approximately 20% of selling expenses vary directly with sales levels, the remaining costs are influenced largely by the number of product lines the Company is offering and by the level of new home orders. The number of product lines offered by the Company doubled to 20 at the end of 1994 from 10 at the end of 1993. Net new orders remained relatively constant for 1994 as compared to 1993.

General and administrative expenses increased by $1.6 million to $6.6 million in 1994. The increase of $1.6 million for 1994 was due to the costs of maintaining the additional product lines, combined with increased professional fees and staffing costs as a direct result of the additional regulatory and investor reporting requirements of public ownership. The decrease, as a percent of sales, was due primarily to the increased unit closings in the year which provided increased fixed cost absorption.

Minority interest expense increased to $427,000 from $187,000 in 1993. Pursuant to the provisions of the partnership agreement, limited partner contributions of $686,000 were received and no distributions were paid during 1994.

The  provision  for income taxes decreased from $2.8  million  in
1993  to  $1.3 million in 1994.  The effective tax rate for  1994 and 1993 (pro forma) was approximately 40%.

Inflation

The Company, as well as the home-building industry in general, may be adversely affected during periods of high inflation, primarily because of higher land acquisition, land development and construction costs. In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers. Inflation also increases the Company's interest costs and the cost of labor and materials. The Company attempts to pass through to its buyers any increases in its costs through increased selling prices. Inflation did not have a material impact on fiscal 1996 results. In 1995, delays experienced in obtaining required permits resulted in increased construction costs on the fixed price homeowner contracts which made up the Company's sales backlog. These increased costs, in turn, contributed to the decline in profit margins in both the 1995 and 1994 periods. The Company's project development schedule was changed in 1995 to ensure that communities are not open for sale as early in the development process as in the past which should minimize the potential for delays after the opening and thus the likelihood of delays in delivery once the house is sold. Despite such efforts, if the Company were to experience similar delays, no assurance can be given that inflation would not have a material adverse impact.

Liquidity and Capital Resources

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's houseline inventory activity, land acquisition and development requirements, and in lesser part to the Company's net income. Net cash provided by operations for fiscal 1996 was $21 million, primarily due to the reduction in inventory as a result of the increased number of closings combined with an increase in accounts payable and accrued construction costs. The cash was used primarily to repay borrowings under the Loan Agreement (as hereinafter defined).

On September 13, 1996 the Company entered into an Amended and Restated Revolving Credit Loan Agreement (the "Loan Agreement"), with two banks that replaced the previous financing arrangements with the same banks. The Loan Agreement provides a $50.0 million line of credit. The borrowings are secured by the real estate
assets  of  the  Company,  with certain exceptions.    Borrowings
under the Loan Agreement bear interest at LIBOR plus 275 basis points for up to $30 million in borrowings, and prime plus .5% for borrowings in excess of $30 million, plus certain customary fees. The Loan Agreement is scheduled to mature on February 1, 1997. Available borrowings under the Loan Agreement are reduced by the amount of Letters of Credit outstanding. The Loan Agreement
includes   certain  customary  representations   and   covenants,
including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. The Company believes that it will be able to either extend and revise the terms of the loan agreement beyond February 1997 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. Each installment under the subordinated notes payable to the Principal Shareholder (see Note 2 to the Notes to Consolidated Financial Statements) is required to be placed in escrow with the banks, and may only be released upon
demonstration   of  Company  compliance  with   the   contractual
provisions of the Loan Agreement.

As of December 2, 1996, the Company had borrowed $29.8 million under the Loan Agreement and had $9.8 million of outstanding letters of credit, leaving $10.4 million as available for future borrowings. The Company believes that the current facility (as extended or replaced with a similar facility) together with its cash flow from operations will be sufficient to fund projected near term requirements, including land acquisition and any relevant market opportunities as well as its plans to expand its inventory of developed land.

Item 8.  Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report beginning on page F-1.


Item 9.Changes   in   and   Disagreements  with  Accountants   on
       Accounting and Financial Disclosure

None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to the directors and officers of the Company is hereby incorporated herein by reference to the sections, "Election of Directors-Nominees," "-Other Directors" and "Executive Officers," in the Company's Proxy Statement which is expected to be filed with the Securities and Exchange Commission (the "Commission") in definitive form no later than January 28, 1997.

Information with respect to required Section 16(a) disclosure is hereby incorporated herein by reference to the section "Executive Officers'-Compliance with Section 16(a) of The Securities Exchange Act of 1934," in the Company's Proxy Statement which is expected to be filed with the Commission in definitive form no later than January 28, 1997.

Item 11.  Executive Compensation

Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Election of Directors", "Compensation of Directors", and "Executive Compensation," in the Company's Proxy Statement which is expected to be filed with the Commission in definitive form no later than January 28, 1997.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

Information with respect to security ownership of certain beneficial owners and management is hereby incorporated herein by reference to the section "Security Ownership of Principal Shareholders and Management," in the Company's Proxy Statement which is expected to be filed with the Commission in definitive form no later than January 28, 1997.

Item 13.  Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is hereby incorporated herein by reference to the section "Certain Transactions," in the Company's Proxy Statement which is expected to be filed with the Commission in definitive form no later than January 28, 1997.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)  (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.

     All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

     (3)  Exhibits:

          The response to this Item is incorporated by reference to Item 14(c) below.

(b) No report on Form 8-K was filed by the Company during the last quarter of the period covered by this report.

(c) The exhibits listed below are filed with this report or incorporated by reference, as set forth below. The Company will furnish to any shareholder, upon written request, any of the exhibits listed below upon payment by such shareholder of the Company's reasonable expenses in furnishing any such exhibit.

     Exhibit
     Number                               Document Description
      3.1*   Amended and Restated Articles of Incorporation of the Registrant.
      3.2*     Amended and Restated Bylaws of the Registrant.
      4.1***   Specimen  stock certificate representing Common Stock.
      4.2      Amended and Restated Revolving Credit Loan Agreement dated
               September 13, 1996
     10.1**    The Sundance Homes, Inc. 1993 Stock Incentive Plan.
     10.2**    The Sundance Homes, Inc. 1993 Directors' Option Plan.
     10.3**    Profit Sharing and Savings Plan.
     10.4**    Form of Tax Indemnification Agreement.
     10.5**    Form of Director's Indemnification Agreement.
     10.6**    Form of Dividend Note.
     10.8***   Lease  Agreement between the  Company  and The Mutual Life
               Insurance Company of New York
     10.9***   Employment Letter for Arthur L. Titus, dated April 10, 1995
     10.10     Employment Letter for Jon Tilkemeier, dated September 10, 1996
     10.11 Employment Letter for Joseph Atkin, dated November 27, 1996 10.12*****First Amendment to the Sundance Homes, Inc. Stock Incentive
               Plan
     10.13*****First  Amendment  to  the  Sundance  Homes,  Inc. Directors'
               Stock Option Plan
     21.0      List of Subsidiaries.
     23.1      Consent of Price Waterhouse LLP.
     27.1      Financial Data Schedule.

            * Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-96546.
               **  Incorporated  by reference to   the  Company's
            Registration Statement on Form S-1, Registration Statement No. 33-60988.
            ***   Incorporated  by  reference  to  the  Company's
            Annual  Report  on  Form 10-K for  the  period  ended
            December 31, 1994.
            **** Incorporated by reference to the Company's Transition Report on Form 10-K for the period ended September 30, 1995.
            ***** Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-11087
(d)   The  response to this Item is incorporated by reference  to
Item 14(a)(2).

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of December, 1996.

            SUNDANCE HOMES, INC.

          By:      /s/   Arthur L. Titus
             Arthur  L.  Titus,  President  and  Chief  Operating
             Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   Signature                      Title                         Date



                       Chairman of the Board and Chief    December 23, 1996
/s/Maurice Sanderman         Executive Officer
Maurice Sanderman      (Principal Executive,Financial
                          and Accounting Officer)


                       President, Chief Operating         December 23, 1996
/s/Arthur L. Titus        Officer and Director
Arthur L. Titus


/s/Charles Engles                Director                 December 23, 1996
Charles Engles


/s/Dennis Bookshester            Director                 December 23, 1996
Dennis Bookshester


/s/Gerald Ginsburg               Director                 December 23, 1996
Gerald Ginsburg

                      SUNDANCE HOMES, INC.
                 ITEM 8, ITEM 14(a) (1) and (2)
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                        F-2

Consolidated Balance Sheets as of September 30, 1996 and
September 30, 1995                                                       F-3

Consolidated Statements of Income for the Year Ended
September 30, 1996, the Nine Months Ended September 30, 1995
and the Year Ended December 31, 1994                                     F-4

Consolidated Statements of Changes in Shareholders' Equity for
the Year Ended September 30, 1996, the Nine Months Ended
September 30, 1995, and the Year Ended December 31, 1994                 F-5

Consolidated Statements of Cash Flows for the Year Ended
September 30, 1996, the Nine Months Ended  September 30, 1995,
and the Year Ended December 31, 1994                                     F-6

Notes to Consolidated Financial Statements                               F-7

Financial Statement Schedules:

   Schedule IX-Short-term Borrowings                                     F-17

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Sundance Homes, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of Sundance Homes, Inc. and its subsidiaries at September 30, 1996 and September 30, 1995, and the results of their operations and their cash flows for the year ended September 30, 1996, the nine-month period ended September 30, 1995 and the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ Price Waterhouse LLP
Chicago, Illinois
December 10, 1996

        SUNDANCE HOMES, INC.
     CONSOLIDATED BALANCE SHEETS
  (in thousands, except share data)
                                              September 30,    September 30,
                                                  1996             1995
ASSETS

Cash and cash equivalents                     $      4,501     $      4,687
Real estate inventories                             76,101           86,434
Prepaid expenses and other assets                      751            1,029
Deferred income taxes                                  461               -
Property and equipment, net                          2,520            2,066
Deferred project start-up costs                      2,072            2,700
Income tax receivable                                   -             1,964

   TOTAL ASSETS                               $     86,406     $     98,880

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued                  $     23,067     $     16,516
construction costs
Other accrued expenses                               6,182            5,115
Customer deposits                                    1,433            2,649
Notes and mortgages payable                         23,027           42,787
Deferred income taxes                                   -               201
Subordinated notes payable                           4,193            4,193

   Total liabilities                                57,902           71,461

Minority interest                                      111              266

Shareholders' equity:
  Preferred stock, $0.01 par value,
1,000,000 shares authorized, none                        -               -
issued or outstanding
  Common stock, $0.01 par value,
20,000,000 shares authorized;
7,807,000 shares issued at September                    78               78
30, 1996 and 7,805,000 shares
issued at September 30, 1995
  Additional paid-in capital                        26,977           26,972
  Retained earnings                                  1,338              103

   Total shareholders' equity                       28,393           27,153

TOTAL LIABLILITIES AND SHAREHOLDERS' EQUITY   $     86,406     $     98,880

The accompanying notes are an integral part of these financial statements.


                       SUNDANCE HOMES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share data)


                                       Year ended      Nine months       Year ended
                                      September 30,      ended         December 31,
                                                      September 30,
Residential sales                     $ 120,948       $ 63,811         $ 118,659
Cost of sales                           107,057        107,057            58,852
Reduction in carrying value of
   real estate assets                        -           3,657                -

Gross profit                             13,891          1,302            17,328

Selling expenses                          6,968          4,915             6,959
General and administrative expenses       4,940          3,370             6,581
Other (income) expense, net                (193)            68               145

Income (loss) before minority
   interest and provision (benefit)
   forincome taxes                        2,176         (7,051)            3,643
Minority interest                           117            (24)              427


Income (loss) before provision
(benefit) for income taxes                2,059         (7,027)            3,216
Provision (benefit) for income taxes        824         (2,811)            1,286


Net income (loss)                       $ 1,235        $(4,216)          $ 1,930

Net income (loss) per share               $0.16         ($0.54)            $0.25

Weighted average number
of shares outstanding                   7,806          7,805            7,825

The accompanying notes are an integral part of these financial statements.


                      SUNDANCE HOMES, INC.
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                         (in thousands)

                                   Common Stock            Additional
                                                            Paid-In     Retained
                                Shares        Amount        Capital     Earnings          Total

Balance at December 31, 1993     7,805         $ 78        $ 26,972      $ 2,389       $  29,439

     Net income                                                            1,930           1,930

Balance at December 31, 1994     7,805           78          26,972        4,319          31,369

     Net loss                                                             (4,216)         (4,216)

Balance at September 30, 1995    7,805           78          26,972          103          27,153

     Exercise of stock options       2                            5                            5

     Net income                                                            1,235           1,235

Balance at September 30, 1996    7,807          $78         $26,977       $1,338         $28,393

                        SUNDANCE HOMES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)

                                                              Year ended      Nine months            Year
                                                             September 30,      ended               ended
                                                                             September 30,     December 31,
                                                                 1996           1995                 1994
Operating activities:
   Net income (loss)                                         $   1,235       $ (4,216)         $ 1,930
   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Depreciation and amortizaiton                              848            569              905
        Reduction in carrying value of real estate assets           -           3,657               -
        Minority interest                                          117            (24)             427
        Deferred income taxes                                     (461)        (1,023)             186
        Loss on disposition of property and equipment               -              -               137
        Changes in operating assets and liabilities:
           Real estate inventories                              10,333         (2,878)         (21,351)
           Prepaid expenses and other assets                       278           (148)            (370)
           Income tax receivable                                 1,964         (1,964)              -
           Deferred project start up costs                         628            626             (429)
           Accounts payable and accrued construction costs       6,551         (3,737)           4,334
           Other accrued expenses                                  866          1,333            3,210
           Customer deposits                                    (1,216)          (108)            (330)

Net cash provided by (used for) operating activities            21,143         (7,913)         (11,351)

Investing activities:
          Property and equipment, net                           (1,292)          (244)          (2,074)
          Exercise of stock options                                 (5)             -                -

Net cash used for investing activities                          (1,297)          (244)          (2,074)

Financing activities:
   Borrowings under line of credit                              99,392         69,750           95,439
   Repayments of line of credit                               (115,691)       (58,199)         (87,541)
   Borrowings under notes payable                                1,340            535            3,726
   Repayments of notes payable                                  (4,801)        (3,579)          (4,217)
   Contributions from minority interest                             73            111              686
   Distributions to minority interest                             (345)          (870)              -

Net cash (used for) provided by financing activities           (20,032)         7,748            8,093

Net decrease in cash and cash equivalents                         (186)          (409)          (5,332)

Cash and cash equivalents:
   Beginning of period                                           4,687           5,096          10,428

   End of period                                             $   4,501       $   4,687       $   5,096

The accompanying notes are an integral part of these financial statements.

                      SUNDANCE HOMES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies:


 Nature of business

Sundance Homes, Inc. is engaged in the development of land and construction of attached and detached single-family homes and urban residential buildings for entry-level and first time move-up buyers in the Chicago metropolitan area.

Year End Change

In January 1995, the Board of Directors of the Company (as defined hereafter) adopted a resolution providing that the date for the end of the fiscal year of the Company be changed from December 31 to September 30. As a result, the period ending September 30, 1995 contains nine months of operations.

Principles of consolidation

The consolidated financial statements include the accounts of Sundance Homes, Inc., its wholly-owned subsidiaries (the "Company") and its investment in a majority-owned limited partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

Residential sales are recognized at closing when title to the home has passed to the buyer. The Company's homes are generally offered for sale in advance of their construction. To date, most of the Company's homes have been sold pursuant to standard sales contracts entered into prior to commencement of construction. The Company's standard sales contracts generally require the customer to make an earnest money deposit. This deposit may range from a nominal amount for an FHA or VA financed purchase to 5% to 10% of the purchase price for a buyer using conventional financing.

Real estate inventories and cost of sales

Real  estate inventories are carried at cost, which is less  than
estimated   net   realizable  value,  and  include   land,   land
development, direct and certain indirect construction costs, interest and real estate taxes.

At the time of revenue recognition, cost of sales is charged with the actual construction costs incurred and any estimate to complete, plus an allocation of the total estimated cost of land and land development, interest, real estate taxes and any other capitalizable common costs based on the relative sales value method of accounting.

The Company generally provides a one year limited warranty of workmanship and materials and a two year limited warranty on the working systems for each of its homes. Accordingly, a warranty reserve, based on the Company's historical experience, is provided as residential sales are closed; this reserve is reduced by the cost of subsequent work performed.

Deferred project start-up costs

Deferred project start-up costs include forward planning, architectural design costs, and other miscellaneous costs, other than normal period expenses, incurred prior to a project's first closing. Such amounts are capitalized as incurred and charged to cost of sales as related home sales are closed.

Interest capitalization

Interest and related debt issuance costs are capitalized to qualifying real estate inventories as incurred, in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, "Capitalization of Interest Cost", and charged to cost of sales as revenue from residential sales is recognized.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation and are depreciated using accelerated methods over the estimated useful lives of the assets, except for model home upgrades and furnishings which are amortized as related home sales in a development are closed. Significant additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. The cost and accumulated depreciation of property and equipment sold or retired are removed from the respective accounts and the resultant gains or losses, if any, are included in current operations.

Advertising costs

The Company attracts initial interest in its projects through a comprehensive advertising program using media such as newspapers, direct mail, telemarketing, billboards and, to a lesser extent, radio and television. Advertising costs, which are expensed as incurred, aggregated approximately $1.9 million, $1.1 million and $1.5 million during the year ended September 30, 1996, the nine months ended September 30, 1995 and the year ended December 31, 1994, respectively.

Income taxes

Deferred income taxes are determined under the asset and liability method in accordance with SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred income taxes arise from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

Cash and equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash flow information are as  follows
(in thousands):
                         Year ended       Nine months ended      Year ended
                        September 30,       September 30,       December 31,
                            1996                1995                1994

   Cash paid for:
        Interest        $3,536            $3,096                $2,395
        Income taxes        -                150                   741

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year then ended. Actual results could differ from those estimates.

Note 2 - Initial Public Offering of Common Stock:

On July 9, 1993, the Company completed an initial public offering of 3,105,000 shares of its common stock. The net proceeds of the offering aggregated approximately $22 million. Approximately $15.7 million of the net proceeds were used to repay outstanding indebtedness under the Company's then existing land acquisition, construction and working capital loans, with the remaining $6.3 million used to purchase land for then current developments.

Prior to the completion of the offering, the Company consisted of several S Corporations. Effective just prior to July 9, 1993, the Company was recapitalized and reorganized into a parent-subsidiary structure, thereby terminating its S Corporation status. The Company declared aggregate distributions of S Corporation earnings to its Principal Shareholder in an aggregate amount such that beginning shareholders' equity as a C Corporation would be $5 million. During the twelve months ended December 31, 1993, such distributions aggregated $9.1 million, of which $4.9 million was paid out of available cash, while remaining amounts were paid in the form of promissory notes, which are subordinate to the Company's bank indebtedness, bear interest at 7 1/2% per annum and originally matured in two equal annual installments on the first and second anniversaries of the offering. On September 30, 1996, the maturity date of the notes was extended to September 30, 1997. Payment of the annual installments is subject to certain restrictions under the Company's Revolving Credit Loan Agreement (see Note 5 - Notes and Mortgages Payable). Retained earnings at September 30, 1996 represents net income and loss of the Company since July 9, 1993.

The unaudited pro forma statement of income data are based on historical net income, as adjusted to reflect a provision for income taxes, as if the Company had been a C Corporation since inception.

Note 3 - Real Estate Inventories:

Real estate inventories are summarized as follows (in thousands):
                                         September 30,      September 30,
                                             1996               1995
     Work-in-process:
          Land and development           $49,382            $57,736
          Construction inventory          20,226             16,275
     Completed homes:
          Models                           6,493             12,423
                                         $76,101            $86,434

Completed  homes  include models constructed  to  help  market  a
development.   Completed homes include allocations  of  land  and
development and other allocable costs.

Capitalized  interest is included in real estate  inventories  as follows (in thousands):
                                              Year Ended            Nine Months Ended      Year Ended
                                              September 30, 1996    September 30, 1995   December 31, 1994
Interest capitalized, beginning of period     $5,418                $3,255               $2,038
Interest incurred and capitalized              3,581                 3,839                3,872
Interest amortized to cost of sales           (3,572)               (1,676)              (2,655)
Interest capitalized, end of period           $5,427                $5,418               $3,255

During the second quarter of 1995, the Company recorded a $3.7 million reserve to reflect the reduction in carrying value of certain real estate inventories. The reduction included an adjustment of $2.9 million (before income taxes) related to management's decision not to continue development of certain property which the Company owns. The Company had chosen not to develop this property as it identified more relevant development opportunities which were consistent with the Company's long-term market strategy. Also contributing to the loss for the period was the write-off of capitalized costs related to certain product lines which were discontinued.

A  reserve  is provided when the carrying amount of  any  of  the
Company's investments exceeds it's net realizable value. Net realizable value represents the expected selling price a property will bring in the open market reduced by (a) the estimated cost to complete and improve such property to the condition expected in determining the selling price, (b) disposition costs, and (c) estimated costs to hold the property to the point of sale, including interest carrying costs and other net cash flow requirements of the project.


Note 4 - Property and Equipment:

Property and equipment are summarized as follows (in thousands):
                                              September 30,  September 30,
                                               1996            1995
     Model home upgrades and furnishings      $2,941         $2,612
     Equipment and furniture                   2,740          1,884
     Vehicles                                    402            286
     Leasehold improvements                       41             41
                                               6,124          4,823
     Accumulated depreciation                  3,604          2,757
                                              $2,520         $2,066

Note 5 - Notes and Mortgages Payable:

Notes  and  mortgages  payable  are  summarized  as  follows  (in thousands):
                                           September 30,    September 30,
                                               1996           1995
     Revolving line of credit                $19,225        $35,523
     Notes payable to land sellers             3,802          7,264
                                             $23,027        $42,787

On September 13, 1996 the Company entered into an Amended and Restated Revolving Credit Loan Agreement (the "Loan Agreement"), with two banks that replaced the previous financing arrangements with the banks. The Loan Agreement provides a $50.0 million line of credit. The borrowings are secured by the real estate assets of the Company, with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 275 basis points for borrowings up to $30 million, and prime plus .5% for borrowings in excess of $30 million, plus certain customary fees. The Loan Agreement is scheduled to mature on February 13, 1997. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes certain customary representations and covenants, including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. The Company believes that it will be able to either extend and revise the terms of the loan agreement beyond February 1997 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. Each installment under the subordinated notes payable to the Principal Shareholder (see Note 2 to the Notes to Consolidated Financial Statements) is required to be placed in escrow with the banks, and may only be released upon demonstration of Company compliance with the contractual provisions of the Loan Agreement.

As of September 30, 1996, the Company had borrowed $19.2 million under the Loan Agreement and had $9.1 million of outstanding letters of credit, leaving $21.7 million as available for future borrowings. The Company believes that the current facility (as extended or replaced with a similar facility) together with its cash flow from operations will be sufficient to fund projected near term requirements and any relevant market opportunities as well as its plans to expand its inventory of developed land.

Notes payable to land sellers bear interest at annual rates ranging from zero to prime plus three quarters of one percent and are normally repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

Maturities  of notes and mortgages payable in future periods  are as follows (in thousands):
                                           Year ending
                                           September 30,
               1997...................      20,964
               1998...................         780
               1999...................         859
               2000...................         424
                                           $23,027

Interest and related debt issuance costs incurred, all of which were capitalized, during the year ended September 30, 1996, the nine months ended September 30, 1995 and the year ended December 31, 1994, aggregated approximately $3.5 million, $3.8 million and $3.9 million, respectively.

Note 6 - Income Taxes:

The  provision  (benefit) for income taxes  was  as  follows  (in thousands):
                    Year Ended             Nine Months Ended      Year Ended
                    September 30, 1996     September 30, 1995     December 31, 1994

Current

     Federal        $105                   ($1,521)               $916

     State            35                      (267)                205

                     140                    (1,788)              1,121

Deferred

     Federal         563                      (869)                134

     State           121                      (154)                 31

                     684                    (1,023)                165
     Total          $824                   ($2,811)             $1,286

Reconciliations of the statutory Federal income tax rate  of  34%
to the effective income tax rate are as follows (in thousands):
                                       Year Ended         Nine Months Ended     Year Ended
                                    September 30, 1996    September 30, 1995   December 31, 1994
     Income taxes at the Federal    $700                  ($2,390)             $1,093
          statutory rate
     State income taxes, net of      150                     (279)                155
          Federal benefit

     Other                           (26)                    (142)                 38
          Total                      $824                 ($2,811)             $1,286

The  consolidated balance sheets included the following  deferred tax (assets) or deferred tax liabilities:
                                           September 30,    September 30,    December 31,
                                           1996             1995             1994
     Deferred project start-up costs         $843           $1,017           $1,325

     Real estate inventories               (1,378)          (1,008)             122

     Partnership book to tax differences      176              268                1

     Accrued expenses                        (266)            (159)             (96)

     Depreciation of property and             164               61             (151)
     equipment

     Other                                     -                22               23
                                            $(461)            $201           $1,224

The Company has entered into a tax indemnification agreement with the Principal Shareholder of the Company which provides for, among other things, the indemnification of the Principal Shareholder for any losses or liabilities with respect to any additional taxes (including interest, penalties and legal fees) resulting from the Company's operations during the period in which it was an S Corporation.

Note 7 - Minority Interest:

During 1993, one of the Company's subsidiaries, acting as general partner with a 75% ownership interest, entered into a limited partnership with a land seller. Under the terms of this limited partnership agreement, the Company purchased the land from the seller for approximately $1.4 million, payable over the term of the agreement as home sales are closed. This partnership began closing homes in March, 1994.

The income(loss) from the limited partnership's operations is allocated to the general and limited partner based upon their relative ownership interests. Distributions with respect thereto are paid as outlined in the agreements.

A reconciliation of the minority interest balance as presented in the Consolidated Balance Sheets is as follows (in thousands):

      Minority interest in net assets at December 31, 1993.....    $(64)
      Contributions............................................     686
      Limited partner's interest in 1994 net income of the
         partnership...........................................     427
      Distributions during 1994................................      --
      Minority interest in net assets at December 31, 1994.....   1,049
         Contributions.........................................     111
      Limited partner's interest in 995 net loss of the
         partnership...........................................     (24)
      Distributions during 1995................................    (870)
      Minority interest in net assets at September 30, 1995....     266
         Contributions.........................................      73
      Limited partner's interest in 1996 net income of the
         partnership...........................................     117
      Distributions during 1996................................    (345)
      Minority interest in net assets at September 30, 1996....    $111

Note 8 - Related Party Transactions:
The Principal Shareholder of the Company owned 5% of the outstanding common stock and was a director of National Building Systems, a subcontractor which performed services for the Company. As of December 31, 1994, the Company was no longer contracting services with National Building Systems.

Services contracted and materials purchased from this related party aggregated approximately $2.3 million during the year ended December 31, 1994. At September 30, 1996, there was no amount due this related party. At September 30, 1995, the amount due this related party aggregated $142,501 and is included in accounts payable and accrued construction liabilities in the accompanying consolidated balance sheets.

Note 9 - Stock Incentive and Directors Option Plans:
Stock Incentive Plan
The Board of Directors and shareholders adopted the Sundance Homes, Inc. Stock Incentive Plan (the "Stock Incentive Plan"), effective as of April 7, 1993. The purpose of the Stock Incentive Plan is to enable officers and key employees of the Company to participate in the Company's future and to enable the Company to attract and retain these persons by offering them proprietary interests in the Company. The Stock Incentive Plan is administered by the Company's compensation committee and authorizes the issuance of up to 625,000 shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock or deferred stock.

Prior to the offering in July 1993, the Company granted stock options under the Stock Incentive Plan to certain of its employees who were not previously shareholders of the Company to purchase up to 250,000 shares of common stock in the aggregate for a purchase price per share equal to the initial public offering price. Options granted to these officers will vest 25% per year for four years, and will expire after ten years.

As  of  September  30,  1996, options  for   56,625  shares  were
exercisable.

A summary of changes in stock options outstanding is as follows:
                                           Options     Option price
                                                       (per share)
     1993
     Granted                               250,000        $8.00

     Terminated                           (190,000)

     Balance of 1993 Issued Shares          60,000        $8.00

     1994
     Granted                               106,500      $7.25-11.25

     Terminated                            (70,000)     $8.00-11.25

     Balance of 1994 Issued Shares          36,500      $7.25-11.25

     1995
     Granted                               208,500      $2.375-3.25

     Terminated                            (47,000)       $2.375

     Balance of 1995 Issued Shares         161,500      $2.375-3.25

     1996
     Granted                               111,500      $1.625-3.625

     Terminated                                --

     Balance of 1996 Issued Shares         111,500      $1.625-3.625

     Total Outstanding Granted Shares      369,500      $1.625-11.25

Directors Option Plan

Outside Directors are granted options to acquire 5,000 shares of Common Stock on each of: (1) the date on which a person is first elected as a Director, (2) the date of the first annual meeting of shareholders held subsequent to such person's election and,
(3) the date of each succeeding annual meeting of shareholders after which such person is still serving as a director (with a limit of options to acquire a total of 25,000 shares to be granted to any Outside Director). All options granted under the Directors' Plan are exercisable on the one year anniversary date of the grant and, at a price per share equal to the closing price of the Common Stock as reported on the Nasdaq National Market on the date of grant or, if the market is closed on such date, the next business day. Once granted, options may not be canceled.

During  1996,  the  Company  granted  stock  options  under   the
Directors Plan to purchase up to 15,000 shares of common stock in the aggregate for a purchase price per share of $2.00.

During 1995, the Company granted stock options under the Directors Plan to purchase up to 20,000 shares of common stock in the aggregate for a purchase price per share ranging from $2.625 to $3.375. During 1994, the Company granted stock options under the Directors Plan to purchase up to 15,000 shares of common stock in the aggregate for a purchase price per share ranging from $7.25 to $10.00. During 1993, the Company granted stock options under the Directors Plan to purchase up to 5,000 shares of common stock in the aggregate for a purchase price per share equal to $9.25. As of September 30, 1996, options for 40,000 shares were exercisable.

Note 10 - Employee Benefit Plan:

The Company maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code which provides retirement benefits for eligible employees of the Company and its subsidiaries. The Company may make annual discretionary contributions to the plan. There were no discretionary contributions during the year ended September 30, 1996, the nine months ended September 30, 1995, and the year ended December 31, 1994.

Note 11 - Commitments and Contingencies:

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. At September 30, 1996, there were approximately $11.6 million in performance or maintenance bonds and approximately $9.1 million of letters of credit outstanding for such purposes.

The Company currently leases its office space under a 5-year renewable lease. Through September 1994, the Company leased office space under cancelable month-to-month leases. Certain equipment is also currently leased under non-cancelable operating leases. Rent expense under such leases aggregated $380,000, $506,000 and $238,000 during the year ended September 30, 1996, the nine months ended September 30, 1995 and the year ended December 31, 1994, respectively.

The Company is involved in various routine legal proceedings incidental to the conduct of its business. Specifically, a lawsuit has been brought against the Company and certain directors and employees of the Company by the Board of Managers of Parkside on the Green Condominium Association. The complaint seeks damages against the Company for alleged construction defects in the approximate amount of $1.6 million, together with punitive damages against the named individuals for alleged breach of fiduciary duty. The Company has assumed the defense of this lawsuit on behalf of the individual defendants. The Company is defending the lawsuit vigorously. Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

Note 12 - Quarterly Results Of Operation (unaudited):

The  following table reflects the results of operations  for  the
Company  during the four quarters of 1996 and the three  quarters of 1995 (dollars in thousands):
                              Sept. 30,  June 30,  Mar. 31,   Dec. 31,  Sept. 30,  June 30,  Mar. 31,
                                1996       1996       1996      1995      1995     1995(1)    1995
Residential Sales             $40,653    $28,016   $19,831    $32,448   $32,133    $16,280   $15,398

Number of home sales closed       240        162       114        185       182         98       107

Gross profit                    5,835      3,340     1,712      3,004     3,180      1,176       603

Income (loss) before minority
   interest and provision for   2,423        749    (1,442)        446      144     (5,254)   (1,941)
   income taxes

Net income (loss)               1,424        444      (873)        240       64     (3,109)   (1,171)

     (1)Includes the provision to reduce the carrying value of certain real estate inventories and other capitalized costs.

                      Sundance Homes, Inc.

                           Schedule IX
                      Short-Term Borrowings

                                      Balance at     Weighted       Maximum       Average       Weighted
                                        End of       Average         Amount        Amount       Average
                                       Year (1)    Interest Rate  Outstanding    Outstanding   Interest Rate
Category of Aggregate Short-Term                       (2)        During the       During the   During the
Borrowings                                                          Year (3)       Year (4)      Year (5)

YEAR ENDED September 30, 1996:        $19,225      9.38%          $36,262        $31,673       9.39%
Real estate loans

NINE MONTHS ENDED September 30, 1995  $35,523      9.83%          $36,994        $31,777       9.84%
Real estate loans

YEAR ENDED December 31, 1994          $23,973      8.54%          $34,413        $22,084       7.87%
Real estate loans

_______________________________
(1)See Note 5 of the Notes to Consolidated Financial Statements.
(2)The weighted average interest rate is computed based upon the month-end outstanding principal balance and applicable interest rate of the revolving line of credit.
(3)The maximum amount outstanding during the year is computed using month-end outstanding principal balances.
(4)The average amount outstanding during the year is computed based upon the month-end outstanding principal balances.
(5)The weighted average interest rate during the year is computed based upon actual interest incurred and the average amount of the revolving line of credit outstanding during the year.