Form 10-Q
period 1996-12-31
SUNDANCE HOMES INC
filed 1997-02-14
CIK 900616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

       For the Quarterly Period Ended: December 31, 1996

            Commission File Number:     0-21900


                     SUNDANCE HOMES, INC.
     (Exact name of registrant as specified in its charter)

            Illinois                              36-3111764
     (State  or  other  jurisdiction  of     (IRS Employer Identification
     incorporation or organization)                    Number)


 1375 East Woodfield Road, Suite 600, Schaumburg, Illinois   60173
      (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (847)  255-5555


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                    Yes   X        No

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                    Yes   X             No

At February 13, 1997, there were 7,807,000 shares outstanding of the registrant's Common Stock ($0.01 par value).

                      SUNDANCE HOMES, INC.

                 QUARTERLY REPORT ON FORM 10-Q

                             INDEX

                                                                         Page
                                                                          No.
PART I      FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets-
                 December 31, 1996 (unaudited) and September  30, 1996      1

              Consolidated Statements of Income (unaudited) -
                 three  months ended December 31, 1996  and  1995           2

              Consolidated Statements of Cash Flows (unaudited) -
                 three  months ended December 31, 1996  and  1995           3

              Notes to Consolidated Financial Statements                  4-6

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      7-9

PART II     OTHER INFORMATION

     Item 1.  Legal Proceedings                                            10

     Item 2.  Changes in Securities                                        10

     Item 3.  Defaults Upon Senior Securities                              10

     Item 4.  Submission of Matters to a Vote of Security Holders          10

     Item 5.  Other Information                                            10

     Item 6.  Exhibits and Reports on Form 8-K                             10

SIGNATURE PAGE                                                             11

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

        SUNDANCE HOMES, INC.
     CONSOLIDATED BALANCE SHEETS
  (in thousands, except share data)

                                                               December 31,     September 30,
                                                                   1996             1996
                                                                (unaudited)
ASSETS

Cash and cash equivalents                                      $  2,433         $  4,501
Real estate inventories                                          72,731           76,101
Deferred income taxes                                               573              461
Prepaid expenses and other assets                                 1,406              751
Property and equipment, net                                       2,582            2,520
Deferred project start-up costs                                   2,362            2,072

   Total assets                                                $ 82,087         $ 86,406

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities          $ 12,172         $ 23,067
Other accrued expenses                                            4,537            6,182
Customer deposits                                                 1,393            1,433
Notes and mortgages payable                                      31,964           23,027
Subordinated notes payable to Principal Shareholder               4,193            4,193

   Total liabilities                                             54,259           57,902

Minority interest                                                    14              111

Shareholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares
      authorized, none issued or outstanding                         -                -
    Common stock, $0.01 par value, 20,000,000 shares
      authorized, 7,807,000 shares issued and outstanding            78               78
   Additional paid-in capital                                    26,977           26,977
   Retained earnings                                                759            1,338

   Total shareholders' equity                                    27,814           28,393

   Total liabilities and shareholders' equity                 $  82,087         $ 86,406

The accompanying notes are an integral part of these financial statements.

          SUNDANCE HOMES, INC.
  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
    (in thousands, except per share data)
               (unaudited)
                                                     Three months ended
                                                         December 31,
                                                      1996          1995
Residential sales                                    $ 22,712       $ 32,448
Cost of sales                                          20,962         29,445

Gross profit                                            1,750          3,003

Selling expenses                                        1,810          1,636
General and administrative expenses                       888            932
Other income, net                                          (5)           (11)

Income (loss) before minority interest
   and provision (benefit) for income taxes              (943)           446
Minority interest                                          15             46

Income (loss) before benefit for income taxes            (958)           400
Provision (benefit) for income taxes                     (383)           160

Net income (loss)                                     $  (575)       $   240

Net income (loss) per share                            ($0.07)         $0.03

Weighted average number
  of shares outstanding                                 7,807          7,805

The accompanying notes are an integral part of these financial statements.

         SUNDANCE HOMES, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
            (in thousands)
              (unaudited)
                                                                   Three months ended
                                                                       December 31,
                                                                   1996           1995
Operating activities:
   Net income (loss)                                              $     (575)    $      240
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                                    392            457
        Minority interest                                                 14             46
        Deferred income taxes                                           (112)            -
        Changes in operating assets and liabilities:
           Real estate inventories                                     3,370          5,223
           Prepaid expenses and other assets                            (655)          (372)
           Income tax receivables                                         -             741
           Deferred project start up costs                              (449)            -
           Accounts payable and accrued construction liabilities     (10,899)         (5,585)
           Other accrued expenses                                     (1,645)          1,340
           Customer deposits                                             (40)           (673)

Net cash provided by (used for) operating activities                 (10,599)          1,417

Investing activities - Property and equipment, net                      (295)           (87)

Financing activities:
   Borrowings under line of credit                                    34,300         29,700
   Repayments of line of credit                                      (23,571)       (32,887)
   Repayments of notes payable                                        (1,792)          (394)
   Contributions from minority interest                                   -              66
   Distributions to minority interest                                   (111)            -

Net cash provided by (used for) financing activities                   8,826         (3,515)

Net decrease in cash and cash equivalents                             (2,068)        (2,185)

Cash and cash equivalents:

   Beginning of period                                                 4,501          4,687

   End of period                                                    $  2,433       $  2,502

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 24, 1996.

The  results of operations for the three months ended December
31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):
                                     December 31,      September 30,
                                      1996                1996
     Work-in-process:
          Land and development       $  51,907         $  49,382
          Construction inventory        13,999            20,226
     Completed homes:
          Models                         6,825             6,493
                                     $  72,731         $  76,101

Completed homes include models constructed to help market a development. Completed homes include allocations of land and development and other allocable costs.

Capitalized  interest included in real estate  inventories  at
December  31,  1996  and September 30,  1996  aggregated  $5.7 million and $5.5 million, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):
                                           December 31,       September 30,
                                               1996               1996
     Model home upgrades and furnishings    $   3,521          $   3,318
     Equipment and furniture                    2,833              2,740
     Vehicles                                     402                402
     Leasehold improvements                        41                 41
                                                6,797              6,501
     Accumulated depreciation                   4,215              3,981
                                            $   2,582          $   2,520

NOTE 4 - NOTES PAYABLE

Notes and mortgages payable are summarized as follows (in thousands):
                                       December 31,        September 30,
                                          1996                 1996
     Revolving line of credit           $   29,954          $   19,225
     Notes payable to land sellers           2,010               3,802
                                        $   31,964          $   23,027

On  February 1, 1997 the Company entered into the Second  Amended
and   Restated  Revolving  Credit  Loan  Agreement   (the   "Loan
Agreement"), with two banks that replaced the previous financing arrangements with the banks. The Loan Agreement provides a $60.0 million line of credit. The borrowings are secured by the real
estate   assets   of   the  Company,  with  certain   exceptions.
Borrowings under the Loan Agreement bear interest at LIBOR plus 275 basis points for borrowings up to $30 million, and prime plus
 .5% for borrowings in excess of $30 million, plus certain customary fees. The Loan Agreement is scheduled to mature on February 1, 1999. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes certain customary representations and covenants, including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. Repayment of the principal obligations under the subordinated notes payable to the Principal Shareholder (see Note 5 to the Notes to
Consolidated Financial Statements) may only be released upon achievement of certain financial targets by the Company as outlined in the Amended and Restated Subordination Agreement between the Lenders and the Principal Shareholder.

Notes payable to land sellers are non-interest bearing and are repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

NOTE 5 - SHAREHOLDER NOTES PAYABLE

As part of the public offering and recapitalization of the Company on July 9, 1993, the Company issued promissory notes to the Principal Shareholder. The notes are subordinate to the Company's bank indebtedness, bear interest at 7 1/2% per annum, compounded daily, and originally matured in two equal annual installments on the first and second anniversaries of the offering. On September 30, 1996, the maturity date of the notes was extended to September 30, 1997. Payment of the outstanding principal balances are subject to certain restrictions under the Loan Agreement (Note 4).

NOTE 6 - CONTINGENCIES

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. These obligations are typically extinguished through the Company's completion of specified subdivision improvements and infrastructure. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. There have been no such draws during the three months ended December 31, 1996 or the year ended September 30, 1996.

The  Company currently leases its office space under a  five-year
renewable  lease.   Certain equipment is  also  currently  leased
under non-cancelable operating leases.

Additionally, the Company is involved in various routine legal proceedings incidental to the conduct of its business.

Item 2.Management's   Discussion  and   Analysis   of   Financial
       Condition and Results of Operations

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated interim financial statements of the Company and the notes thereto contained herein, as well as the Company's Annual Report on Form 10-K for the year ended September 30, 1996, as filed with the Securities and Exchange Commission on December 24, 1996.

OVERVIEW

The Company experienced reduced sales revenue and reduced gross profit for the quarter ended December 31, 1996 as compared to the same period in 1995. Sales, which are recognized upon the closing and delivery of the homes, decreased $9.7 million (30.0%) to $22.7 million (131 homes), for the three months ended December 31, 1996, as compared to $32.4 million (185 homes) for the same period in 1995. Gross profit as a percent of sales decreased to 7.7% for the quarter ended December 31, 1996, compared to 9.3% for the same period in 1995. The sales backlog as of December 31, 1996 was $32.3 million (186 homes) compared to $39.9 million (229 homes) as of December 31, 1995.

Results of Operations

The  following table sets forth, for the three months ended,  the percentage of the Company's residential sales represented by each income statement line item presented.
                                                 December 31,    December 31,
                                                    1996             1995
Residential sales                                   100.0%           100.0%
Cost of sales                                        92.3%            90.7%
Gross profit                                          7.7%             9.3%
Selling expenses                                      8.0%             5.0%
General and administrative expenses                   3.9%             2.9%
Income (Loss) before minority interest and
 provision for income taxes                          (4.2)%            1.4%
Minority interest                                     0.0%             0.1%
Income (Loss) before provision (benefit) for
 income taxes                                        (4.2)%            1.3%
Provision (Benefit) for income taxes                 (1.7)%            0.5%
Net income (loss)                                    (2.5)%            0.8%

Residential Sales

The decrease in sales revenue for the three months ended December 31, 1996, as compared to the prior year period, was due to the reduction in home sales closed (131 in 1996 as compared to 185 in 1995) combined with a decrease from the prior year period in the average selling price of homes closed from $175,000 to $173,000, primarily due to product mix changes.

Cost of Sales

Cost of sales decreased $8.5 million from $29.4 million to $20.9 million for the three months ended December 31, 1996 as compared to the prior year period. As a percent of sales revenue, cost of sales for the quarter ended 1996 increased 1.6% as compared to the prior year period. The increase reflects the impact of closing homes at three communities which were substantially complete and the close out of certain of the communities' model homes at reduced gross margins.

Selling, General and Administrative Expenses

Selling expenses increased by 10.6% from $1.6 million to $1.8 million for the three months ended December 31, 1996 as compared to the prior year period. As a percentage of sales revenue, selling expenses increased from 5.0% to 8.0% for the three months ended December 31, 1996 as compared to the prior year period. The increase is primarily due to the promotional expenses associated with the opening of three new communities in the quarter.

General and administrative expenses decreased 4.7% for the three months ended December 31, 1996 from the comparable period in 1995, reflecting the Company's continued emphasis on reducing fixed overhead costs. General and administrative expenses as a percent of sales revenue increased from 2.9% for the three months ended December 31, 1995 to 3.9% for the three months ended December 31, 1996, due to the reduced absorption of fixed costs as a result of lower sales revenues.

Income Taxes

The  provision  for  income  taxes for  the  three  months  ended
December 31, 1996 and 1995 reflect management's estimate of the Company's effective tax rate of approximately 40%.

Seasonality and Variability in Quarterly Results

The   Company  has  experienced,  and  expects  to  continue   to
experience, significant seasonal and quarterly variability in residential sales and net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's houseline inventory activity, land acquisition and development requirements and in lesser part to the Company's net income. Net cash used for operating activities for the three months ended December 31, 1996 was approximately $10.5 million primarily due to the reduction in accounts payable and accrued construction liabilities, compared to net cash provided by operating activities of $1.4 million in the comparable period in 1995.

On  February 1, 1997 the Company entered into the Second  Amended
and   Restated  Revolving  Credit  Loan  Agreement   (the   "Loan
Agreement"), with two banks that replaced the previous financing arrangements with the banks. The Loan Agreement provides a $60.0 million line of credit. The borrowings are secured by the real
estate   assets   of   the  Company,  with  certain   exceptions.
Borrowings under the Loan Agreement bear interest at LIBOR plus 275 basis points for borrowings up to $30 million, and prime plus
 .5% for borrowings in excess of $30 million, plus certain customary fees. The Loan Agreement is scheduled to mature on February 1, 1999. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes certain customary representations and covenants, including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. Repayment of the principal obligations under the subordinated notes payable to the Principal Shareholder (see Note 5 to the Notes to
Consolidated Financial Statements) may only be released upon achievement of certain financial targets by the Company as outlined in the Amended and Restated Subordination Agreement between the Lenders and the Principal Shareholder. As of February 12, 1997, the Company had borrowed $32 million under the Loan Agreement and had $9.7 million outstanding letters of credit leaving $18.3 million available for future borrowings.

The Company believes that the current facility together with its cash flow from operations will be sufficient to fund projected near term requirements including land acquisition and any relevant market opportunities as well as its plans to expand its inventory of developed land.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

Item 2.   Changes in Securities                                   None

Item 3.   Defaults Upon Senior SecuritiesNone

Item 4.   Submission of Matters to a Vote of Security Holders     None

Item 5.   Other Information

          Effective February 14, 1997, Arthur L. Titus resigned as President and Chief Operating Officer of the Company and also resigned from the Board of Directors. Mr. Titus's responsibilities have been assumed by Mr. Maurice Sanderman, Chairman and Chief Executive Officer of the Company.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit No. 10.1 - Second Amended Loan Agreement
                             Dated February 1, 1997.

          Exhibit No. 27.1 - Financial Data Schedule

                         SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.


By:         /S/   Joseph R. Atkin              Date: February 13, 1997
      Joseph R. Atkin,  Vice President
       and Chief Financial Officer