Form 10-Q
period 1997-03-31
SUNDANCE HOMES INC
filed 1997-05-15
CIK 900616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

         For the Quarterly Period Ended: March 31, 1997

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

                    Yes   X             No

At May 14, 1997, there were 7,807,000 shares outstanding of the registrant's Common Stock ($0.01 par value).

                      SUNDANCE HOMES, INC.

                 QUARTERLY REPORT ON FORM 10-Q

                             INDEX

                                                                        Page
                                                                         No.
PART I      FINANCIAL INFORMATION

 Item 1.    Financial Statements

        Consolidated Balance Sheets-
            March 31, 1997 (unaudited) and September 30, 1996             1

        Consolidated Statements of Income (unaudited) -
            three months and six months ended March 31, 1997 and 1996     2

        Consolidated Statements of Cash Flows (unaudited) -
            six months ended March 31, 1997 and 1996                      3

        Notes to Consolidated Financial Statements                      4-6

 Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     7-9

 Item 3.    Quantitative and Qualitative Disclosures AboutMarket Risk     9


PART II     OTHER INFORMATION

 Item 1.    Legal Proceedings                                            10

 Item 2.    Changes in Securities                                        10

 Item 3.    Defaults Upon Senior Securities                              10

 Item 4.    Submission of Matters to a Vote of Security Holders          10

 Item 5.    Other Information                                            10

 Item 6.    Exhibits and Reports on Form 8-K                             10

SIGNATURE PAGE                                                           11

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            SUNDANCE HOMES, INC.
        CONSOLIDATED BALANCE SHEETS
     (in thousands, except share data)

                                                                        March 31,             September 30,
                                                                           1997                   1996
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                             $     1,789            $      4,501
Real estate inventories                                                    76,219                  76,101
Deferred income taxes                                                         573                     461
Prepaid expenses and other assets                                           1,822                     751
Property and equipment, net                                                 2,789                   2,520
Deferred project start-up costs                                             3,204                   2,072

   Total assets                                                       $    86,396            $     86,406

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                 $    10,994            $     23,067
Other accrued expenses                                                      2,827                   6,182
Customer deposits                                                           2,321                   1,433
Notes and mortgages payable                                                39,824                  23,027
Subordinated notes payable to Principal Shareholder                         4,193                   4,193

   Total liabilities                                                  $    60,159            $     57,902

Minority interest                                                              23                     111

Shareholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized,
      none issued or outstanding                                              -                       -
   Common stock, $0.01 par value, 20,000,000 shares authorized,
      7,807,000 shares issued and outstanding                                  78                      78
   Additional paid-in capital                                              26,977                  26,977
   Retained earnings (deficit)                                               (841)                  1,338

   Total shareholders' equity                                              26,214                  28,393

   Total liabilities and shareholders' equity                         $    86,396            $     86,406

The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                       (in thousands, except per share data)
                                     (unaudited)
                                               Three months ended         Six months ended
                                                     March 31,               March 31,
                                                 1997        1996       1997         1996
Residential sales                              $ 15,131    $ 19,831    $ 37,843    $  52,279
Cost of sales                                    14,499      18,120      35,461       47,565

Gross profit                                        632       1,711       2,382        4,714

Selling expenses                                  1,801       2,083       3,611        3,719
General and administrative expenses               1,514       1,084       2,402        2,016
Other (income) expense, net                         (19)        (14)        (24)         (25)

Income (loss) before minority interest
 and benefit (expense) for income taxes          (2,664)     (1,442)     (3,607)        (996)
Minority interest                                     9          12          24           57

Income (loss) before benefit for income taxes    (2,673)     (1,454)     (3,631)      (1,053)
Benefit (expense) for income taxes               (1,069)       (581)     (1,452)        (421)

Net income (loss)                              $ (1,604)   $   (873)   $ (2,179)   $    (632)

Net income (loss) per share                    $  (0.21)   $  (0.11)   $  (0.28)   $   (0.08)

Weighted average number
  of shares outstanding                           7,807       7,805       7,807        7,805

The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)
                                                                               Six months ended
                                                                                  March 31,
                                                                            1997            1996
Operating activities:
   Net loss                                                             $   (2,179)      $    (632)
   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                                          464             412
        Minority interest                                                       23              57
        Deferred income taxes                                                 (112)            -
        Changes in operating assets and liabilities:
           Real estate inventories                                            (118)         11,012
           Prepaid expenses and other assets                                (1,071)           (113)
           Income tax receivables                                              -               388
           Deferred project start up costs                                  (1,132)             34
           Accounts payable and accrued construction liabilities           (12,073)         (7,457)
           Other accrued expenses                                           (3,355)            737
           Customer deposits                                                   888             (77)

Net cash provided by (used for) operating activities                       (18,665)          4,361

Investing activities - Property and equipment, net                            (732)           (511)

Financing activities:
   Borrowings under line of credit                                          55,450          44,440
   Repayments of line of credit                                            (36,772)        (51,379)
   Repayments of notes payable                                              (1,882)           (416)
   Contributions from minority interest                                          8              24
   Distributions to minority interest                                         (119)            -

Net cash provided by (used for) financing activities                        16,686          (7,331)

Net decrease in cash and cash equivalents                                   (2,712)         (3,481)

Cash and cash equivalents:

   Beginning of period                                                       4,501           4,687

   End of period                                                        $    1,789      $    1,206

The accompanying notes are an integral part of these financial statements.

                      SUNDANCE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying interim consolidated financial statements include the accounts of Sundance Homes, Inc. and its subsidiaries ("the Company") and investment in a majority-owned limited partnership. These financial statements are unaudited, but in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 24, 1996.

The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):
                                          March 31,       September 30,
                                            1997               1996
     Work-in-process:
          Land and development          $  55,013         $  49,382
          Construction inventory           15,060            20,226
     Completed homes:
          Models                            6,146             6,493
                                        $  76,219         $  76,101

Completed homes include models constructed to help market a development. Completed homes include allocations of land and development and other allocable costs.

Capitalized interest included in real estate inventories at March 31, 1997 and September 30, 1996 aggregated $6.6 million and $5.4 million, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):
                                               March 31,        September 30,
                                                  1997               1996
     Model home upgrades and furnishings      $   3,879        $   3,318
     Equipment and furniture                      2,911            2,740
     Vehicles                                       402              402
     Leasehold improvements                          41               41
                                                  7,233            6,501
     Accumulated depreciation                     4,444            3,981
                                             $    2,789        $   2,520

NOTE 4 - NOTES PAYABLE

Notes and mortgages payable are summarized as follows (in thousands):
                                           March 31,        September 30,
                                             1997               1996
     Revolving line of credit             $   37,904        $   19,225
     Notes payable to land sellers             1,920             3,802
                                          $   39,824        $   23,027

On February 1, 1997 the Company entered into the Second Amended and Restated Revolving Credit Loan Agreement, as amended on April 11, 1997, (the "Loan Agreement"), with two banks that replaced
the  previous  financing arrangements with the banks.   The  Loan
Agreement   provides  a  $60.0  million  line  of  credit.    The
borrowings are secured by the real estate assets of the Company, with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 275 basis points for borrowings up to $40 million, and prime plus .5% for borrowings in excess of $40 million, plus certain customary fees. The Loan Agreement is scheduled to mature on February 1, 1999. Available borrowings under the Loan Agreement are reduced by the amount of letters of
credit   outstanding.   The  Loan  Agreement   includes   certain
customary representations and covenants, including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. Repayment of the principal obligations under the subordinated notes payable to the Principal Shareholder (see Note 5 to the Notes to Consolidated Financial Statements) may only be released upon achievement of certain financial results by the Company as outlined in the Amended and Restated Subordination Agreement between the Lenders and the Principal Shareholder.

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

NOTE 6 - CONTINGENCIES

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. These obligations are typically extinguished through the Company's completion of specified subdivision improvements and infrastructure. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. There have been no such draws during the six months ended March 31, 1997 or the year ended September 30, 1996.

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

OVERVIEW

The Company experienced reduced sales revenue and gross profit for the quarter and six month periods ended March 31, 1997 as
compared  to  the  same  periods  in  1996.   Sales,  which   are
recognized upon the closing and delivery of the homes, decreased $4.7 million (23.7%) to $15.1 million (91 homes), for the three months ended March 31, 1997, as compared to $19.8 million (114 homes) for the same period in 1996. Gross profit as a percent of sales decreased to 4.2% for the quarter ended March 31, 1997, compared to 8.6% for the same period in 1996. For the six months ended March 31, 1997, sales decreased $14.4 million (27.6%) to $37.8 million (222 homes) as compared to $52.3 million (299 homes) for the same period in 1996. Gross profit as a percent of sales, for the six months ended March 31, 1997, decreased 2.7% to 6.3% as compared to 9.0% for the same period in 1996. Net new orders increased to 237 for the quarter ended March 31, 1997 as compared to 200 for the quarter ended March 31, 1996. The sales backlog as of March 31, 1997 was $58.2 million (332 homes) compared to $53.2 million (315 homes) as of March 31, 1996.

Results of Operations

The  following  table sets forth, for the three  months  and  six months  ended, the percentage of the Company's residential  sales represented by each income statement line item presented.
                                          Three months ended     Six months ended
                                               March 31,           March 31,
                                           1997      1996       1997      1996
Residential sales                         100.0 %   100.0 %    100.0 %   100.0 %
Cost of sales                              95.8 %    91.4 %     93.7 %    91.0 %

Gross profit                                4.2 %     8.6 %      6.3 %     9.0 %

Selling expenses                           11.9 %    10.5 %      9.5 %     7.1 %
General and administrative expenses        10.0 %     5.5 %      6.3 %     3.9 %
Other (income) expense, net                (0.1)%    (0.1)%     (0.1)%    (0.1)%

Income (loss) before minority interest
 and benefit (expense) for income taxes   (17.6)%    (7.3)%     (9.4)%    (1.9)%
Minority interest                           0.1 %     0.0 %      0.1 %     0.1 %

Income (loss) before benefit
 (expense) for income taxes               (17.7)%    (7.3)%     (9.5)%    (2.0)%
Benefit (expense) for income taxes          7.1 %     2.9 %      3.8 %     0.8 %

Net income (loss)                         (10.6)%    (4.4)%     (5.7)%    (1.2)%

Residential Sales

The decrease in sales revenue for the three months ended March 31, 1997, as compared to the prior year period, was primarily due to the decrease in homes closed to 91 homes for the three months ended March 31, 1997 as compared to 114 homes for the same quarter in 1996. The Company also experienced reduced sales revenue for the six months ended March 31, 1997 as compared to the comparable period in 1996. Sales revenue decreased from $52.3 million (299 homes) in the six months ended March 31, 1996 to $37.8 million (222 homes) in the six months ended March 31, 1997. The reduction in sales revenue is primarily due to reduced backlog at September 30, 1996 (197 homes) as compared to September 30, 1995 (274 homes).

Cost of Sales

Cost of sales decreased $3.6 million from $18.1 million to $14.5 million for the three months ended March 31, 1997 as compared to the prior year period. For the six months ended March 31, 1997, cost of sales decreased $12.1 million to $35.5 million as
compared  to  $47.6 million for the same period in  1996.   As  a
percent of sales revenue, cost of sales for the quarter ended March 31, 1997 increased 4.4% as compared to the same prior year
period.   For the six month period ended March 31, 1997, cost  of
sales, as a percent of sales revenue, increased 2.7% as compared to the same period in 1996. The increase for both periods reflects the impact of closing homes at three communities which were substantially complete and the close-out of certain of the communities' model homes at reduced gross margins.

Selling, General and Administrative Expenses

Selling expenses decreased by 13.5% from $2.1 million to $1.8 million for the three months ended March 31, 1997 as compared to the prior year period. There was a decrease in selling expenses for the six months ended March 31, 1997 to $3.6 million from $3.7
million.   Selling expenses decreased primarily due  to  reduced
sales commission as a result of reduced sales revenue.

General and administrative expenses increased $0.4 million for both the three and six months ended March 31, 1997. These increases were primarily due to costs associated with the Company's new computer system as well as increases in personnel and related costs.

Income Taxes

The provision for income taxes for the three months and six months ended March 31, 1997 and 1996 reflect management's estimate of the Company's effective tax rate of approximately
40%.

Seasonality and Variability in Quarterly Results

The   Company  has  experienced,  and  expects  to  continue   to
experience, significant seasonal and quarterly variability in residential sales and net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's houseline inventory activity, land acquisition and development requirements and in lesser part to the Company's net income. Net cash used for operating activities for the six months ended March 31, 1997 was approximately $18.7 million primarily due to the reduction in accounts payable and accrued construction liabilities, compared to net cash provided by operating activities of $4.4 million in the comparable period in 1996.

On February 1, 1997 the Company entered into the Second Amended and Restated Revolving Credit Loan Agreement, as amended on April 11, 1997, (the "Loan Agreement"), with two banks that replaced
the  previous  financing arrangements with the banks.   The  Loan
Agreement   provides  a  $60.0  million  line  of  credit.    The
borrowings are secured by the real estate assets of the Company, with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 275 basis points for borrowings up to $40 million, and prime plus .5% for borrowings in excess of $40 million, plus certain customary fees. The Loan Agreement is scheduled to mature on February 1, 1999. Available borrowings under the Loan Agreement are reduced by the amount of letters of
credit   outstanding.   The  Loan  Agreement   includes   certain
customary representations and covenants, including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. Repayment of the principal obligations under the subordinated notes payable to the Principal Shareholder (see Note 5 to the Notes to Consolidated Financial Statements) may only be released upon achievement of certain financial targets by the Company as outlined in the Amended and Restated Subordination Agreement between the Lenders and the Principal Shareholder. As of May 12, 1997, the Company had borrowed $44.7
million   under   the  Loan  Agreement  and  had  $11.3   million
outstanding letters of credit leaving $4.0 million available for future borrowings.

The Company believes that the current facility together with its cash flow from operations will be sufficient to fund projected near term requirements including land acquisition and any relevant market opportunities as well as its plans to expand its inventory of developed land.


Item  3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Item 2.   Changes in Securities                     None

Item 3.   Defaults Upon Senior Securities           None

Item 4.   Submission of Matters to a Vote of
          Security Holders

          The Company's Annual Meeting of Shareholders was held on March 4, 1997. As described in the Company's Proxy Statement Dated January 31, 1997, the only matter submitted to a vote of security holders was the election of two directors as Class III directors of the Company.

          In the election of directors, each holder of Common Stock was entitled to vote the number of shares owned by such shareholder for as many persons as there were directors to be elected (in this case 2 directors), or to cumulate such votes and give one candidate as many votes as equaled the number of directors being elected (in this case 2 directors) multiplied by the number of such shares or to distribute such cumulative votes in any proportion among any number of candidates.
          Nominees who received the greatest number of votes, up to the number of directors to be elected, were elected.

          The following summarizes the results of the shareholder vote:
                                      Votes in     Votes                Authority   Broker Non-
    Name of Director Nominee            favor     Opposed  Abstentions   Withheld    Votes
   Class III (Terms Expire in 2000)
          Maurice Sanderman           7,683,011       -        -         40,900         -
          Charles Engles              7,683,011       -        -         40,900         -

Item 5.   Other Information                         None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit  No.   27.1 - Financial Data Schedule

                         SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.


By:    /S/   Joseph R. Atkin              Date: May 14, 1997
   Joseph R. Atkin,  Vice President
   and Chief Financial Officer