Form 10-Q
period 1997-06-30
SUNDANCE HOMES INC
filed 1997-08-13
CIK 900616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

         For the Quarterly Period Ended: June 30, 1997

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

                    Yes   X             No



At August 10, 1997, there were 7,807,000 shares outstanding of the registrant's Common Stock ($0.01 par value).

                    SUNDANCE HOMES, INC.

                 QUARTERLY REPORT ON FORM 10-Q

                             INDEX

                                                                       Page
                                                                        No.
PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets-
             June 30, 1997 (unaudited) and September 30, 1996.............1

          Consolidated Statements of Income (unaudited) -
             three months and nine months ended June 30, 1997 and 1996....2

          Consolidated Statements of Cash Flows (unaudited) -
             nine months ended June 30, 1997 and 1996.....................3

          Notes to Consolidated Financial Statements....................4-6

 Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................7-10

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....10


PART II     OTHER INFORMATION

 Item 1.  Legal Proceedings..............................................11

 Item 2.  Changes in Securities..........................................11

 Item 3.  Defaults Upon Senior Securities................................11

 Item 4.  Submission of Matters to a Vote of Security Holders............11

 Item 5.  Other Information..............................................11

 Item 6.  Exhibits and Reports on Form 8-K...............................11

SIGNATURE PAGE...........................................................12

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

        SUNDANCE HOMES, INC.
     CONSOLIDATED BALANCE SHEETS
  (in thousands, except share data)
                                                                      June 30,        September 30,
                                                                        1997            1996
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                            $   1,511        $   4,501
Real estate inventories                                                 84,658           76,101
Deferred income taxes                                                      573              461
Prepaid expenses and other assets                                        2,037              751
Property and equipment, net                                              3,139            2,520
Deferred project start-up costs                                          3,911            2,072

   Total assets                                                      $  95,829        $  86,406

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                $  14,345        $  23,067
Other accrued expenses                                                   3,142            6,182
Customer deposits                                                        3,196            1,433
Notes and mortgages payable                                             44,746           23,027
Subordinated notes payable to Principal Shareholder                      4,193            4,193

   Total liabilities                                                    69,622           57,902

Minority interest                                                          (29)             111

Shareholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized,
      none issued or outstanding                                            -                -
   Common stock, $0.01 par value, 20,000,000 shares authorized,
      7,807,000 shares issued and outstanding                               78               78
   Additional paid-in capital                                           26,977           26,977
   Retained earnings (deficit)                                            (819)           1,338

   Total shareholders' equity                                           26,236           28,393

   Total liabilities and shareholders' equity                        $  95,829        $  86,406

The accompanying notes are an integral part of these financial statements.

                CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 (in thousands, except per share data)
                               (unaudited)

                                                    Three months ended,              Nine months ended,
                                                          June 30,                        June 30,
                                                   1997            1996             1997           1996
Residential sales                                  $  23,739       $  28,016        $  61,582      $  80,295
Cost of sales                                         21,003          24,676           56,464         72,239

Gross profit                                           2,736           3,340            5,118          8,056

Selling expenses                                       1,932           1,506            5,543          5,226
General and administrative expenses                      853           1,052            3,255          3,069
Other (income) expense, net                              (82)             33             (106)             8

Income (Loss) before minority interest
   and provision (benefit) for income taxes               33             749           (3,574)          (247)
Minority interest                                         (3)              9               21             67

Income (Loss) before provision (benefit)
   for income taxes                                       36             740           (3,595)          (314)
Provision (benefit) for income taxes                      14             296           (1,438)          (125)

Net income (loss)                                  $      22       $     444         $ (2,157)      $   (189)
Net income (loss) per share                        $    0.00       $    0.06         $  (0.28)      $  (0.02)

Weighted average number
  of shares outstanding                                7,807           7,805            7,807          7,805

The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (unaudited)

                                                                    Nine months ended
                                                                         June 30,
                                                                1997               1996
Operating activities:
  Net loss
  Adjustments to reconcile net loss to net cash                $  (2,157)         $    (189)
    provided by (used for) operating activities:
      Depreciation and amortization                                  654                567
      Minority interest                                               21                 66
      Deferred income taxes                                         (112)                 -
      Changes in operating assets and liabilities:
        Real estate inventories                                   (8,557)             4,598
        Prepaid expenses and other assets                         (1,286)              (466)
        Income tax receivables                                        -                (244)
        Deferred project start up costs                           (1,839)               252
      Accounts payable and accrued construction liabilities       (8,722)             1,717
           Other accrued expenses                                 (3,040)               680
           Customer deposits                                       1,763                153

Net cash provided by (used for) operating activities             (23,275)             7,134

Investing activities - Property and equipment, net                (1,273)              (836)

Financing activities:
  Borrowings under line of credit                                 80,775             70,892
  Repayments of line of credit                                   (57,708)           (78,483)
  Borrowings under notes payable                                     650                978
  Repayments of notes payable                                     (1,998)            (1,151)
  Contributions from minority interest                                -                  24
  Distributions to minority interest                                (161)                -

Net cash provided by (used for) financing activities              21,558             (7,740)

Net decrease in cash and cash equivalents                         (2,990)            (1,442)

Cash and cash equivalents:

  Beginning of period                                              4,501              4,687

  End of period                                                $   1,511          $   3,245

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

The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):
                                     June 30,       September 30,
                                       1997             1996
     Work-in-process:
          Land and development       $  52,039      $  49,382
          Construction inventory        26,363         20,226
     Completed homes:
          Models                         6,256          6,493
                                     $  84,658      $  76,101

Completed homes include models constructed to help market a development. Completed homes include allocations of land and development and other allocable costs.

Capitalized interest included in real estate inventories at June 30, 1997 and September 30, 1996 aggregated $7.2 million and $5.4 million, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):
                                               June 30,         September 30,
                                                 1997               1996
     Model home upgrades and furnishings       $   4,324        $   3,318
     Equipment and furniture                       3,031            2,740
     Vehicles                                        366              402
     Leasehold improvements                           52               41
                                                   7,773            6,501
     Accumulated depreciation                     (4,634)          (3,981)
                                               $   3,139        $   2,520

NOTE 4 - NOTES PAYABLE

Notes and mortgages payable are summarized as follows (in thousands):
                                         June 30,         September 30,
                                           1997               1996
     Revolving line of credit            $  42,292        $  19,225
     Notes payable to land sellers           2,454            3,802
                                         $  44,746        $  23,027

On February 1, 1997 the Company entered into the Second Amended and Restated Revolving Credit Loan Agreement, as amended on April 11, 1997, (the "Loan Agreement"), with two banks that replaced
the  previous  financing arrangements with the banks.   The  Loan
Agreement   provides  a  $60.0  million  line  of  credit.    The
borrowings are secured by the real estate assets of the Company, with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 275 basis points for borrowings up to $40 million, and prime plus 1/2% for borrowings in excess of $40 million, plus certain customary fees. The Loan Agreement is scheduled to mature on February 1, 1999. Available borrowings under the Loan Agreement are reduced by the amount of letters of
credit   outstanding.   The  Loan  Agreement   includes   certain
customary representations and covenants, including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. Repayment of the principal obligations under the subordinated notes payable to the Principal Shareholder (see Note 5 to the Notes to Consolidated Financial Statements) may only be released upon achievement of certain financial results by the Company as outlined in the Amended and Restated Subordination Agreement between the Lenders and the Principal Shareholder.

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

NOTE 6 - CONTINGENCIES

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. These obligations are typically extinguished through the Company's completion of specified subdivision improvements and infrastructure. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. There have been no such draws during the nine months ended June 30, 1997 or the year ended September 30, 1996.

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

OVERVIEW

The Company experienced reduced sales revenue and gross profit for the quarter and nine month periods ended June 30, 1997 as compared to the same periods in 1996. Sales, which are recognized upon the closing and delivery of the homes, decreased $4.3 million (15.3%) to $23.7 million (140 homes), for the three months ended June 30, 1997, as compared to $28.0 million (162 homes) for the same period in 1996. Gross profit as a percent of sales decreased to 11.5% for the quarter ended June 30, 1997, compared to 11.9% for the same period in 1996. For the nine months ended June 30, 1997, sales decreased $18.7 million (23.3%) to $61.6 million (362 homes) as compared to $80.3 million (461 homes) for the same period in 1996. Net new orders increased to 204 for the quarter ended June 30, 1997 as compared to 158 for the quarter ended June 30, 1996. The sales backlog increased by $18.4 million or 35% as of June 30, 1997 to $71.4 million (396 homes) compared to $53.0 million (311 homes) as of June 30, 1996.

Urban Development

The Company's wholly owned division which develops property under the name Chicago Urban Properties, Inc. has expanded its operations during the first 9 months of Fiscal 1997, including the continued development of the St. Paul Loft project, the Erie Loft project and the Michigan Avenue Loft project.

The St. Paul Loft project consisting of 82 loft units is sold out
and  the  first  9 units were delivered during June,  1997.   The
remainder of the units are scheduled to be delivered prior to December 31, 1997.

The Erie Loft project consisting of 106 units is over 80% sold out and the first deliveries are scheduled to occur during Fall 1997. The Michigan Avenue Loft project consisting of 60 units is over 60% sold out. Construction has begun and deliveries are scheduled for the spring of 1998.

On a lot contiguous to the Erie Center Lofts, Chicago Urban Division is in the process of constructing a 23-story high rise which will include 6 floors of parking and 17 floors of residential condominium apartments consisting of 126 living units. This new construction project is currently over 30% sold out with construction beginning during the Summer, 1997. The building is scheduled for completion by Fall, 1998. The Company is currently in discussion with its banks to expand its current credit facility to finance this project. The Company anticipates that the financing will be completed by Fall 1997, although there can be no assurances that such financing will be obtained.

Results of Operations

The following table sets forth, for the three months and nine months ended, the percentage of the Company's residential sales represented by each income statement line item presented.

                                                 Three months ended        Nine months ended
                                                      June 30,                   June 30,
                                                  1997         1996         1997        1996
Residential sales                                100.0 %      100.0 %      100.0 %     100.0 %
Cost of sales                                     88.5 %       88.1 %       91.7 %      90.0 %

Gross profit                                      11.5 %       11.9 %        8.3 %      10.0 %

Selling expenses                                   8.1 %        5.4 %        9.0 %       6.5 %
General and administrative expenses                3.6 %        3.8 %        5.3 %       3.8 %
Other (income) expense, net                       (0.3)%        0.1 %       (0.2)%       0.0 %

Income (Loss) before minority interest
   and provision (benefit) for income taxes        0.1 %        2.6 %       (5.8)%      (0.3)%
Minority interest                                 (0.0)%        0.0 %        0.0)%       0.1 %
Provision (benefit) for income taxes               0.1 %        1.1 %       (2.3)%      (0.2)%

Net income (loss)                                  0.0 %        1.5 %       (3.5)%      (0.2)%

Residential Sales

The decrease in sales revenue for the three months ended June 30, 1997, as compared to the prior year period, was primarily due to the decrease in homes closed to 140 homes for the three months ended June 30, 1997 as compared to 162 homes for the same quarter in 1996. The Company also experienced reduced sales revenue for the nine months ended June 30, 1997 as compared to the comparable period in 1996. Sales revenue decreased from $80.3 million (461 homes) in the nine months ended June 30, 1996 to $61.6 million (362 homes) in the nine months ended June 30, 1997. The reduction in sales revenue was primarily due to reduced backlog at September 30, 1996 (197 homes) as compared to September 30, 1995 (274 homes).

Cost of Sales

Cost of sales decreased $3.7 million or 15% from $24.7 million to $21.0 million for the three months ended June 30, 1997 as compared to the same prior year period. For the nine months ended June 30, 1997, cost of sales decreased $15.8 million or 22% to $56.5 million as compared to $72.2 million for the same period in 1996. As a percent of sales revenue, cost of sales for the quarter ended June 30, 1997 increased 0.4% as compared to the same prior year period. For the nine month period ended June 30, 1997, cost of sales, as a percent of sales, increased 1.7% as compared to the same period in 1996. The increase for both periods reflects the impact of closing homes at three communities which were substantially complete and the close-out of certain of the communities' model homes at reduced gross margins.

Selling, General and Administrative Expenses

Selling expenses increased by 28.3% from $1.5 million to $1.9 million for the three months ended June 30, 1997 as compared to the prior year period. There was an increase in selling expenses for the nine months ended June 30, 1997 to $5.5 million from $5.2 million. These increases were primarily a result of increased advertising spending for new projects.

General and administrative expenses decreased $0.2 million for the three months ended June 30, 1997 from the comparable period in 1996. There was an increase of $0.2 million for the nine months ended June 30, 1997 compared to the same period in 1996.

Income Taxes

The provision for income taxes for the three months and nine months ended June 30, 1997 and 1996 reflect management's estimate of the Company's effective tax rate of approximately 40%.

Seasonality and Variability in Quarterly Results

The   Company  has  experienced,  and  expects  to  continue   to
experience, significant seasonal and quarterly variability in residential sales and net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's houseline inventory activity, land acquisition and development requirements and in lesser part to the Company's net income. Net cash used for operating activities for the nine months ended June 30, 1997 was approximately $23.3 million primarily due to the increase in real estate inventories as well as the reduction in accounts payable and accrued construction liabilities during the period, compared to net cash provided by operating activities of $7.1 million in the comparable period in 1996.

On February 1, 1997 the Company entered into the Second Amended and Restated Revolving Credit Loan Agreement, as amended on April 11, 1997, (the "Loan Agreement"), with two banks that replaced
the  previous  financing arrangements with the banks.   The  Loan
Agreement   provides  a  $60.0  million  line  of  credit.    The
borrowings are secured by the real estate assets of the Company, with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 275 basis points for borrowings up to $40 million, and prime plus 1/2% for borrowings in excess of $40 million, plus certain customary fees. The Loan Agreement is scheduled to mature on February 1, 1999. Available borrowings under the Loan Agreement are reduced by the amount of letters of
credit   outstanding.   The  Loan  Agreement   includes   certain
customary representations and covenants, including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. Repayment of the principal obligations under the subordinated notes payable to the Principal Shareholder (see Note 5 to the Notes to Consolidated Financial Statements) may only be released upon achievement of certain financial targets by the Company as outlined in the Amended and Restated Subordination Agreement between the Lenders and the Principal Shareholder. As of June 30, 1997, the Company had borrowed $42.3
million   under   the  Loan  Agreement  and  had  $10.9   million
outstanding letters of credit leaving $6.8 million available for future borrowings.

The Company is currently negotiating with its banks, along with the inclusion of a third bank, to increase its line of credit from $60 million to $75 million in order to provide adequate funding for the construction of the expansion of its Chicago Urban Division including the construction of a 23-story high rise which will include 6 floors of parking and 17 floors of residential condominium apartments. There can be no assurances that the Company will be able to secure such financing or acceptable terms.

The Company believes that the current facility when expanded together with its cash flow from operations will be sufficient to fund projected near term requirements including land and building acquisitions and any relevant market opportunities as well as its plans to expand its inventory of developed land.


Item  3.  Quantitative and Qualitative Disclosures  About  Market
Risks

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


SUNDANCE HOMES, INC.


By:   /S/    Joseph R. Atkin              Date: August 13, 1997
     Joseph R. Atkin,  Vice President
     and Chief Financial Officer