Form 10-K
period 1997-09-30
SUNDANCE HOMES INC
filed 1997-12-23
CIK 900616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K


        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended: September 30, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On December 22, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's Common Stock as quoted on the Nasdaq Stock Market's National Market, was approximately
$1,784,297.    (For  purposes  of  calculating  this  amount   only
directors, executive officers, and beneficial owners of 5% or more of the Common Stock of the registrant have been deemed affiliates).

Number of shares of the registrant's outstanding Common Stock  at
December  22, 1997:  7,807,000

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its Annual
Meeting of Shareholders, scheduled to be held on March 25, 1998, are incorporated by reference into Part III of this Report.

                      SUNDANCE HOMES, INC.

                            FORM 10-K

                        TABLE OF CONTENTS

                                                                       Page
PART I

     Item  1.  Business                                                  1

     Item  2.  Properties                                               11

     Item  3.  Legal Proceedings                                        11

     Item  4.  Submission of Matters to a Vote of  Security  Holders    12

PART II

    Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters                                      12

    Item 6.    Selected Consolidated Financial Data                     13

    Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      14

    Item 8.    Financial Statements and Supplementary Data              18

    Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      18

PART III

    Item 10.   Directors and Executive Officers of the Registrant       19

    Item 11.   Executive Compensation                                   19

    Item 12.   Security Ownership of Certain Beneficial Owners
               and Management                                           19

    Item 13.   Certain Relationships and Related Transactions           19

PART IV

    Item 14.   Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                              20

SIGNATURES                                                              21

                             PART I
Item 1.  Business

The Company

Sundance Homes, Inc. (the "Company") is a builder of single family homes in the Chicago metropolitan area and condominiums in the Chicago urban market. Prior to September 1996, the Company primarily was a builder of affordably priced, single-family detached and attached homes in the Chicago metropolitan area. In September 1996, the Company entered the urban real estate market with the introduction of two condominium-loft conversion projects in Chicago. In 1997 the Company increased its presence in the Chicago urban market with the addition of two more condominium-loft conversion projects; a mid-rise condominium apartment project and a 23-story high-rise condominium apartment project. In addition, the Company is the mortgagee in possession of a 28 story office building conversion project in Chicago. Also in 1997, the Company expanded its custom home division, Rembrandt Homes, by acquiring the rights to 135 partially developed lots in Vernon Hills, Illinois, upon which the Company plans to market and build custom homes in the $300,000 - 500,000 price range. The Company strives to deliver superior value to both its entry-level and move-up buyers by pricing its homes competitively while consistently providing innovative designs and high-quality products. The Company typically offers one or more diverse product lines of single-family, detached and attached homes within each suburban project, with a variety of front elevations and architectural designs that complement each other and create a sense of community within the project.

The Chicago metropolitan area, which includes Cook County and the five surrounding counties (McHenry, Lake, DuPage, Kane and Will Counties, commonly referred to as the "collar counties"), is the third largest metropolitan area in the United States. Management believes that housing demand in these areas is strong in large part due to their proximity to concentrated job markets which have developed along major highways to the north, northwest, southwest and west of Chicago.

The Chicago urban market, includes the Loop area, South Loop, West Loop, New East Side, River North, Streeterville and the Gold Coast. Extensive development is taking place in other areas near the traditional Loop boundaries. These include the areas between Roosevelt and Cermak, and Halsted west to the United Center, and as far north as 5800 along the Ravenswood corridor. Management believes that housing demand in this market is strong due to the high rents in the markets, job growth in the downtown area, the long commute times to and from the city from the suburbs and the numerous amenities available in the Chicago downtown area to prospective home buyers.

The Company currently has 24 communities in various stages of planning and development and an additional four properties under contract or option. At September 30, 1997, the Company had 247 homes subject to pending sales contracts. The Company currently owns or controls sufficient land and buildings for the development of approximately 2,320 housing units and is evaluating or negotiating for the purchase of additional land and buildings, most of which is unentitled, for the possible development of approximately 1,700 additional housing units.

The Company is currently operating three divisions: Sundance Suburban Properties; Rembrandt Homes; and Chicago Urban Properties. The Sundance Suburban Division focuses on affordably priced entry-level and first time move-up houses primarily in the collar counties surrounding Chicago. The Rembrandt Division focuses on the semi-custom and custom market primarily in the north and northwest Chicago suburban counties. The Chicago Urban Properties Division focuses primarily on loft-conversion, townhome and new construction mid and high-rise apartment condominiums in the City of Chicago. The Company believes that the division structure allows each operating entity to provide a focused insight into the markets, competition, subcontractor pricing, and consumer tastes in which it operates. Each division operating team is responsible for the product development, sales and marketing, home construction and customer service aspects of their projects. Corporate office support is provided for broad marketing and promotional strategic decisions, accounting, finance, and information systems.

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

Growth-Oriented Markets. The Company focuses its home-building in certain communities in the suburbs of Chicago where management believes that land acquisition costs have remained relatively low and demand for entry level and first time move-up homes is strong. The Company's current and planned projects are located in Cook, DuPage, Kane, Kendall, Lake and McHenry Counties. In September 1996, the Company expanded this market focus to include the Chicago urban market, particularly the downtown Chicago area and the neighborhoods adjacent to downtown. Demographic shifts in the housing market combined with the diverse and stable economic environment in Chicago have translated into population increases in and around the downtown area. New homes built in Chicago during the first three quarters of 1997 were 2,075, an increase of 49% over the first three quarters of 1996. The Company will continue to evaluate extending its home-building activities to other areas as opportunities consistent with the Company's strategy arise.

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

Property Acquisition and Development. The Company strives to minimize its overall property costs and the risks associated with the development of unentitled property by, whenever possible, using options and other financing arrangements that allow the Company to control property through the entitlement process, but defer the payment for such property until the entitlement process has been completed and the Company is prepared to commence construction. The Company has substantial experience in obtaining the entitlements necessary to develop residential and urban properties. In addition, the Company will occasionally purchase entitled property to the extent that the price and terms of such purchase are believed by the Company to be advantageous.

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

Summary of Residential Projects

Since  1983, the Company has closed sales of approximately  5,500 homes  and  has completed 23 projects in the Chicago metropolitan
area.   As  of September 30, 1997, the Company had not  completed
any projects in the Chicago urban market.  The following presents information relating to the Company's completed projects  in  the
Chicago metropolitan area as of September 30, 1997.

                                                               Total Number        Average
    Project                        County     Year Completed     of Homes        Sales Price
The Orchards (Lake Zurich)         Lake           1984             72             $116,000
Woodridge Center                   DuPage         1984             18               81,000
Newport Trail                      DuPage         1985             22              116,000
The Orchards (Carol Stream)        DuPage         1985             48               81,000
Woodale of Bartlett                DuPage         1985             76              116,000
Spring Valley                      DuPage         1986             88              126,000
University Heights                 DuPage         1986            196              122,000
Amber Lakes                        DuPage         1987            283               86,000
Pine Ridge South                   DuPage         1987            135               96,000
Timber Lakes Estates               Lake           1987             66              181,000
Chestnut Place                     Cook           1989             20              130,000
Pine Ridge                         DuPage         1989            220              120,000
Woodglen Village                   DuPage         1989             63              132,000
Sussex Square                      Cook           1990            159              109,000
Hampton Woods                      McHenry        1991             78              180,000
Arbor Ridge                        DuPage         1992             79              247,000
Heritage At Stratford              DuPage         1992             99              237,000
Parkside on the Green              Cook           1992            308              167,000
Victoria Woods                     McHenry        1993            116              231,000
River's Edge                       Kane           1995             22              205,000
Lake in the Woods                  DuPage         1995             34              247,000
Spring Lake Farm                   McHenry        1995            432              148,000
Wildflower                         DuPage         1997            251              199,000
Various model homes and odd lots     --            --             119              254,000

The  following  presents information relating  to  the  Company's current and planned projects as of September 30, 1997.
                                                                 Estimated
                                                                 Homes at
                                              Initial Closing   Completion      Homes     Homes     Homes in         Sales
  Project              Location               (Fiscal Quarter)      (1)        Closed   Remaining   Backlog(2)   Price Ranges (3)
Country Walk        Round Lake Beach,           3rd Qtr. 1992      780          755        25          4       $114,000-160,000
                    Lake County

Ravinia Woods       Gurnee,                     4th Qtr. 1993      373          371         2          0       $150,000-199,000
                    Lake County

Spring Lake Farm    Lake in the Hills,          1st Qtr. 1994      279          278         1          0       $111,990-205,990
South (4)           McHenry County

Heartland Meadow    Elgin/South Elgin,          4th Qtr. 1994      685          550       135         12       $ 94,990-168,990
                    Kane County

Bellchase           Lake in the Hills,          2nd Qtr. 1995      578          233       345         17       $117,990-182,990
                    McHenry County

Sutton on the Lake  Round Lake Beach,           4th Qtr. 1996      481          106       375         26       $113,990-160,000
                    Lake County

Cherry Hill         Schaumburg,                 3rd Qtr. 1997       29           21         8          4       $185,000-277,000
                    Cook County

McCarty's Mill      Aurora, Kane County         4th Qtr. 1997      111           11       100          8       $118,000-139,000

Georgian Court      Addison, Cook County                            47            0        47          6       $130,500-210,000

Hometown Square     Oswego, Kane County                             75            0        75          3       $136,990-163,990

Walnut Pointe(5)    Bolingbrook, Will County                       166            0       166          0       $120,000-150,000

Cedar Creek         Matteson, Cook County                          146            0       146          0       $120,000-160,000

Properties Under    Sundance Suburban                            1,670            0     1,670          0
Contract (6)

Conservancy         Gurnee, Lake County         2nd Qtr. 1995      131           88        43          3       $226,990-254,990

Deloraine           Palatine, Cook County       3rd Qtr 1996        23           22         1          1       $310,000-342,000

Gregg's Landing     Vernon Hills, Lake County                      135            0       135         12       $359,000-431,000

Lakeside Estates    Palatine, Cook County                            2            0         2          0       $385,000-475,000

St. Paul Lofts      Chicago, Cook County        3rd Qtr. 1997       85           73        12          9       $ 84,900-264,600

Erie Center Lofts   Chicago, Cook County        4th Qtr. 1997      109           22        87         71       $ 92,900-399,900

Michigan Ave Lofts  Chicago, Cook County                            60            0        60         42       $140,535-198,650

Erie Tower          Chicago, Cook County                           128            0       128         29       $134,000-489,000

Sangamon Lofts (5)  Chicago, Cook County                            48            0        48          0       $ 89,000-246,000

Marathon Terrace(5) Chicago, Cook County                           132            0       132          0       $137,000-305,000

201 N. Wells (5)    Chicago, Cook County                           165            0       165          0       $ 65,000-330,000

625 W. Jackson (5)  Chicago, Cook County                            90            0        90          0       $102,000-302,000

Properties Under    Chicago, Cook County                            60            0        60          0
Contract (6)


                                               Total:            6,588        2,530     4,058        247

(1)          The estimated number of homes to be built at completion
  is subject to change and there can be no assurance that the Company will build these homes.
(2) Homes in backlog refer to homes subject to pending sales contracts that, as of September 30, 1997, had not closed and there can be no assurance that closings of such homes will occur.
(3) Reflects base price, excluding any lot premiums and buyer-selected options, which vary from project to project.
(4) This property includes 80 acres (279 units) owned by The Sundance-Kaco Limited Partnership. The Company is the general partner of the Sundance-Kaco Limited Partnership, with a 75%
  interest in such partnership.   The Sundance-Kaco Limited
  Partnership also holds an option for the purchase of an additional 200 acres (approximately 400 lots).
(5) The Company has preliminarily agreed to final terms on these locations and intends to acquire the property in fiscal 1998. The Company is scheduled to open for sale in these communities during fiscal 1998.
(6) The Company does not currently have an estimate as to when an initial closing will occur.

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

Urban Development. The Company is developing two different products in the downtown Chicago market. For the majority of the Company's urban development, the Company targets for acquisition former or current manufacturing buildings which are suitable for the conversion to residential loft-condominiums or construction of townhomes. The Company is also targeting for acquisition parcels for use in developing multi-story apartment condominiums. Typically, any building on a parcel of this type would be torn down prior to new construction beginning. Each of the factors outlined in the acquisition process above is performed on these sites, including assessing the Company's ability to obtain appropriate entitlements and zoning. Other factors evaluated are the Company's ability to provide adequate parking capacity and access to public transportation, commercial centers, and various City of Chicago amenities.

Prior to acquisition, the Company prepares architectural drawings, performs environmental testing and assessments, reviews zoning and entitlement requirements, and prepares feasibility studies based on projected absorption and estimated construction costs. The Company has been able to start initial construction activities soon after acquisition and will typically open for sale within six months after acquisition as the evaluation and zoning period is much shorter than for suburban developments.

Home and Community Design

The Company continuously engages in market research in an effort to ensure that its home designs and features address the preferences of potential home buyers. The Company closely monitors new trends in the industry, while carefully tracking the design features chosen by buyers of its homes as well as those offered by competitors in its markets. In addition, the Company conducts focus groups, exit interviews at its model home sites, telephone surveys and demographic studies in an effort to produce the most desirable architectural designs and home amenities available in a particular price range. The Company's marketing and design staff develop the detailed standards and specifications for each new product line and then work closely with one of a select number of unaffiliated architectural firms to produce a product line that delivers the home designs and features preferred by the target home buyers.

Within each suburban project, the Company seeks to create a sense of community through the use of cul-de-sacs, landscaping and a variety of front elevations and architectural designs that complement each other. The Company also seeks to create continuity within each suburban project by coordinating the exterior colors and trim of neighboring homes. The product lines offered in both suburban and urban projects depend upon many factors including the housing alternatives generally available in the area, the needs of the target home buyers for such project and the Company's cost per unit in the project.

Construction

The Company typically acts as the general contractor for the development and construction of its projects, employing project managers who supervise the land development and construction within each project. Typically, the Company relies on two project superintendents to supervise construction for each product line within a project. The "rough" superintendent is responsible for each home within a product line from excavation until the drywall is in place. The "trim" superintendent is then responsible for each home within the product line until the home is delivered to the buyer. Generally, each project superintendent coordinates the activities of the subcontractors, suppliers and building inspectors and is responsible for ensuring that the homes conform to the Company's quality control standards.

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

Materials  used  in the construction of the Company's  homes  are available  from  a  number of sources, but  material  prices  may fluctuate due to various factors, including supply and demand imbalances. In light of such fluctuation, the Company continues to evaluate various alternative sources of materials such as using metal frames and engineered lumber (i.e., soft woods in laminated form) instead of construction lumber for certain purposes. Construction labor has generally been available to the Company, but the home-building industry has in the past experienced occasional shortages of skilled labor in certain markets. Although there is presently an adequate supply of labor and materials for the Company's projects, it is possible that future shortages of skilled workers and/or materials may occur.

For suburban developments, the Company generally clusters the homes sold within a project, which management believes creates efficiencies in land development and construction and improves customer satisfaction by reducing the number of vacant lots surrounding a completed home. The Company typically completes the construction of a suburban home within four months from commencement of construction, although the construction schedule for a home depends in large part on the time of year, availability of labor, materials and supplies and other factors. In the Chicago urban market, the completion time of each project typically ranges from nine months to eighteen months depending upon the size and number of apartment or loft units per project.

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

Marketing and Sales

The Company attracts initial interest in its projects through a comprehensive advertising program using media such as newspapers, direct mail, and billboards. In addition, the Company has a buyer referral program in which buyers of the Company's homes receive referral fees for introducing new buyers to the Company. The Company believes that it has a reputation for developing high quality homes in the Chicago metropolitan area which helps generate interest in each new project.

The Company believes that the effective use of model homes plays an integral role in demonstrating the competitive advantages of its home designs and features to prospective home buyers. The Company has an exclusive relationship with an award winning interior designer who is responsible for creating and maintaining attractive model homes for each product line.

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

The Company has experienced, and expects to continue to experience, significant seasonality and quarter to quarter variability in residential sales and net income. Generally, the receipt of sales contracts is highest during the first six months of the calendar year. Related closings typically peak in the July through September period as homes contracted for sale earlier in the year are delivered. Management believes that this seasonality reflects the tendency of home buyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter as well as the scheduling of construction to accommodate seasonal weather conditions (see Note 11. Quarterly Results of Operations in the Footnotes to Consolidated Financial Statements).

Backlog

The Company's homes are generally offered for sale in advance of their construction. Substantially all of the Company's home sales during 1997 were sold pursuant to standard sales contracts entered into prior to commencement of construction. The Company's standard sales contracts generally require the customer to make an earnest money deposit upon signing. This deposit may range from a nominal amount for an FHA or VA financed purchase, to 5% to 10% of the purchase price for a buyer using conventional financing. Upon execution of the contract and receipt of the deposit, the home sale is included in backlog. The Company recognizes revenue on residential sales at closing, when title to the home has passed to the buyer.

The  following table provides certain backlog information for the twelve month periods presented:
                                                          September 30,
                                                 1997         1996         1995
                                                      (dollars in thousands)
   Number of home sales closed during the            636          701          631
   twelve month period

   Lots/units owned an available for               1,920        1,717        3,113
   development

   Number of lots/units under contract             2,331        3,032          824

   Backlog                                           247          197          274

   Average sales price in backlog                   $183         $168         $183

   Aggregate sales value in backlog              $45,228      $33,193      $50,232


The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors, including the number of homes then available for sale and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company anticipates that the closing of most of the sales of homes in backlog as of September 30, 1997 will occur in fiscal 1998. However, no assurances can be given that homes in backlog will result in actual closings. The aggregate sales value of backlog increased approximately $12 million from September 30, 1996 to September 30, 1997 due primarily  to  the  Company's entrance  into  the  Chicago  urban market. The aggregate sales value of backlog decreased approximately $17 million from September 30, 1995 to September 30, 1996 as efficiencies in the Company's construction process resulted in an ability to close more homes in a shorter time period in fiscal 1996.

Customer Financing

Substantially all home buyers utilize long-term mortgage financing to purchase a home. Lenders generally make loans only to borrowers who earn three to four times the total amount of the mortgage payment plus insurance and property taxes. As a result, economic conditions, increases in unemployment or high mortgage interest rates can eliminate a substantial number of potential home buyers from the market. Although mortgage financing for qualified home buyers was readily available during the year ended September 30, 1997, there can be no assurance that affordable mortgage financing will remain available to the Company's customers in the future.

FHA and VA financing generally enable home buyers to purchase homes with lower down payments than the down payments required through conventional financing, allowing a purchaser to borrow from 90% to 95% of the value of the home. The Company believes that when conventional lending rates are higher, the availability of FHA and VA financing broadens the group of potential purchasers for the Company's homes. If conventional rates increase substantially, the Company expects this percentage of buyers applying for FHA or VA approval to increase. As of September 30, 1997, the FHA financing limit for a one unit residence was $153,000.

Competition and Market Factors

The home-building industry is a highly competitive and fragmented market. The Company competes for residential sales with national, regional and local developers and homebuilders, individual resales of existing homes and condominiums, and available rental housing. The Company also competes for the acquisition of undeveloped land on which to build homes. Sales of homes and land at deeply discounted prices by competitors, lenders and similar institutions in the markets where the Company operates could have a material adverse effect on the Company. The Company is one of the leading developers of affordable homes in the Chicago metropolitan area, and believes it competes favorably as a result of price, its development expertise, its knowledge of the local real estate market and governmental permitting and approval process, and its favorable reputation in the Chicago metropolitan area home-building industry.

The Chicago urban market is less fragmented then the suburban market. While there are fewer competitors active in the market, the number is quickly growing. Management believes that the Company competes favorably with the competition as a result of its early entry into the market, development expertise, product design, location and the size and scope of its operations.

The home-building industry is cyclical and affected by consumer confidence levels and prevailing economic conditions in general and by job availability and interest rate levels in particular. A variety of other factors affect the home-building industry and demand for new homes, including changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

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

Bonds and Other Obligations

The Company is frequently required, in connection with the development of its projects, to obtain performance or maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in accordance with the Company's pending development activities. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. At September 30, 1997, there were approximately $9.6 million in performance or maintenance bonds and approximately $9.2 million in letters of credit outstanding for such purposes (see Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources).

Employees

As of September 30, 1997, the Company employed 140 persons, 56 of whom were involved in project management, land development, production, contract management and contract administration, 38 of whom were sales and marketing personnel, and 46 of whom were executive, accounting, systems and administrative personnel. Although none of the Company's employees are covered by collective bargaining agreements, many of the subcontractors and suppliers which the Company engages are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that its relations with its employees, subcontractors and suppliers are good.

Item 2.  Properties

The Company currently occupies approximately 25,000 square feet of office space for its corporate headquarters in Schaumburg,
Illinois. The lease for this office space began on October 1, 1994 and terminates on March 31, 1998. The Company is currently arranging to relocate its corporate office effective April 1, 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the Company's fiscal quarter ended September 30, 1997.

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

The following table shows the high and low closing prices for the
Common  Stock  for  the  periods indicated  as  reported  by  the
National Market:
                                             HIGH       LOW
    Fiscal 1997
     Quarter ended September 30, 1997       $2.010    $1.500
     Quarter ended June 30, 1997             2.375     1.750
     Quarter ended March 31, 1997            3.125     2.250
     Quarter ended December 31, 1996         4.000     2.250

     Fiscal 1996
     Quarter ended September 30, 1996       $4.000    $1.125
     Quarter ended June 30, 1996             2.250     1.375
     Quarter ended March 31, 1996            2.250     1.563
     Quarter ended December 31, 1995         2.875     1.563


The closing price of the Company's Common Stock as reported on the National Market on December 22, 1997 was $1.5625 per share.
As of December 18, 1997, there were 43 holders of record of the Company's Common Stock.

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

Item 6.  Selected Consolidated Financial Data

The following selected consolidated financial and operating data of the Company are qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein. The data set forth below (except for the pro forma statement of income data) as of and for the years ended September 30, 1997 and 1996, the nine months ended September 30, 1995 and the years ended December 31, 1994, and 1993 have been derived from the Company's audited consolidated financial statements. Consolidated balance sheets at September 30, 1997 and September 30, 1996 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended September 30, 1997 and 1996 and the nine months ended September 30, 1995 and notes thereto appear elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                                                                                           Nine
   Statement of Income Data:                     Year ended      Year ended      Months ended        Year ended      Year ended
                                                September 30,   September 30,   September 30,      December 31,     December 31,
                                                    1997           1996             1995                1994            1993
                                                                    (in thousands, except per share amounts)
   Residential Sales (1)                         $108,743       $120,948         $63,811           $118,659          $77,764

   Income (loss) before minority interest and        (715)         2,176          (7,051)             3,643            8,035
   and provision for income taxes (2)

   Net income (loss)                                 (350)         1,235          (4,216)             1,930            5,090

   Net income (loss) per share                     ($0.04)         $0.16          ($0.54)             $0.25

   Pro Forma Statement of Income Data: (3)

   Net income                                                                                                         $4,709

   Net income per share                                                                                                 0.76

   Balance Sheet Data:                        September 30,     September 30,   September 30,      December 31,     December 31,
                                                  1997              1996            1995               1994             1993
                                                                                (in thousands)
   Real estate inventories                       $80,787         $76,101         $86,434             $86,721           $65,370

   Total assets                                   94,548          86,406          98,880              98,907            81,057

   Notes and mortgages payable                    33,087          23,027          42,787              34,280            26,873

   Minority interest (2)                            (182)            111             266               1,049               (64)

   Shareholders' equity                           28,043          28,393          27,153              31,369            29,439

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

  Item 7. Management's  Discussion  and  Analysis   of   Financial
  Condition and Results of Operations

General

In 1995, the Company changed its fiscal year end from December 31 to September 30. The Company's discussion regarding the Results of Operations compares the years ended September 30, 1997 and 1996 and the unaudited year ended September 30, 1995.

Results of Operations

The  following  tables set forth the percentage of the  Company's residential  sales  represented by  each  income  statement  line presented  and certain other information regarding the  Company's operations for the periods indicated.
                                                     Year ended September 30,
                                                 1997          1996          1995
  Residential sales                                 100.0%        100.0%        100.0%
  Cost of sales                                      89.0          88.5          91.6
  Reduction in carrying value of real estate          -             -             3.4
  assets
  Gross profit                                       11.0          11.5           5.0
  Selling expenses                                    7.9           5.8           6.3
  General and administrative expenses                 4.0           4.1           4.7
  Other (income) expense, net                        (0.2)         (0.2)          0.2
  Income (loss) before minority interest and         (0.7)          1.8          (6.2)
  provision for income taxes
  Minority interest                                  (0.1)          0.1             -
  Provision (benefit) for income taxes               (0.2)          0.7          (2.5)
  Net income (loss)                                  (0.4%)         1.0%         (3.7%)
  New orders (net)                                    686           624           326
  Homes closed-units                                  636           701           631
  Average selling price-homes closed             $171,000      $172,500      $169,800

Year  Ended  September  30,  1997  Compared  to  the  Year  Ended
September 30, 1996

Residential sales, which are recognized upon the selling and closing of homes, decreased $12.2 million to $108.7 million for the year ended September 30, 1997, a decrease of 10.1% over the twelve months ended September 30, 1996. The decrease was primarily due to an overall decline in the suburban housing market of approximately 10%. The average sales price of home sales closed decreased slightly from $172,500 in fiscal 1996 to $171,000 in fiscal 1997.

There were 686 net new sales orders for the year ended September 30, 1997 representing an increase of 10%, or 62 orders, over the fiscal 1996 total of 624. The Company attributes the increase primarily to the expansion of its market place to include the Chicago urban market.

Cost of sales includes land acquisition costs, development costs, construction costs and direct overhead, job oversight supervision, customer service, warranty costs, interest and property taxes. Cost of sales decreased $10.3 million to $96.8 million in fiscal 1997 primarily as a result of lower sales volume. Cost of sales as a percent of revenues was 89.0% in fiscal 1997 compared to 88.5% of sales revenue in fiscal 1996.

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

Selling expenses increased by $1.6 million from $7.0 million in fiscal 1996 to $8.6 million in fiscal 1997. As a percent of sales, selling expenses increased from 5.8% in the twelve months ended September 30, 1996, to 7.9% in the twelve months ended September 30, 1997. This increase is primarily due to increased marketing activities for several projects which will not deliver closed units and homes until fiscal 1998 and additional costs incurred due to the decision by the Company to use commissioned brokers.

General and administrative expenses decreased by $639,000 in the year ended September 30, 1997 compared to the year ended September 30, 1996. As a percent of sales, these expenses remained substantially unchanged. These costs have decreased due to the Company's continued efforts to reduce such expenses.

The Company is the general partner, with a 75.0% partnership interest, in the Sundance-Kaco Limited Partnership, an Illinois limited partnership. Also participating in the partnership is one limited partner, Kaco, Inc, which is entitled to 25.0% of all profits from the Spring Lake Farm South project. The limited partner's share of losses for 1997 was $131,000. Pursuant to the provisions of the partnership agreement, limited partner distributions of $161,000 were paid during 1997.

  The benefit for income taxes was $234,000 in fiscal 1997.   The
Company  recognized  an  income tax  provision  of  approximately
$824,000 for fiscal 1996.  The effective tax rate for both fiscal
1997 and 1996 was approximately 40%.

Year Ended September 30, 1996 Compared to the Twelve Months Ended
September 30, 1995

Residential sales increased $13.8 million to $120.9 million for the year ended September 30, 1996, an increase of 12.9% over the twelve months ended September 30, 1995. The increase was primarily due to an increase in the number of deliveries in the year from 631 in the 1995 period to 701 in the 1996 period. Additionally, the average sales price of home sales closed increased from $169,800 in fiscal 1995 to $172,500 in fiscal 1996.

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

Inflation

The Company, as well as the home-building industry in general, may be adversely affected during periods of high inflation, primarily because of higher land acquisition, land development and construction costs. In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers. Inflation also increases the Company's interest costs and the cost of labor and materials. The Company attempts to pass through to its buyers any increases in its costs through increased selling prices. Inflation did not have a material impact on fiscal 1997 or 1996 results. In 1995, delays experienced in obtaining required permits resulted in increased construction costs on the fixed price homeowner contracts which made up the Company's sales backlog. These increased costs, in turn, contributed to the decline in profit margins in both the 1995 and 1994 periods. The Company's project development schedule was changed in 1995 to ensure that communities are not open for sale as early in the development process as in the past which should minimize the potential for delays after the opening and thus the likelihood of delays in delivery once the house is sold. Despite such efforts, if the Company were to experience similar delays, no assurance can be given that inflation would not have a material adverse impact.


Liquidity and Capital Resources

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's houseline inventory activity, land acquisition and development requirements, and in lesser part to the Company's net income. Net cash used for operations in fiscal 1997 was $7.9 million, primarily due to the build-up of inventory and deferred start-up costs on projects for which there were no closings in fiscal 1997.

On February 7, 1997 the Company entered into an Amended and Restated Revolving Credit Loan Agreement (the "Loan Agreement"), with two banks that replaced the previous financing arrangements with the banks. The Loan Agreement provides a $60.0 million line of credit. The borrowings are secured by the real estate assets of the Company, with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 275 basis points for borrowings up to $40 million, and prime plus .5% for borrowings in
excess  of  $40 million, plus certain customary fees.   The  Loan
Agreement is scheduled to mature on February 1, 1999. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes
certain   customary  representations  and  covenants,   including
restrictions  on  the  Company's ability  to  pay  dividends  and maintenance of certain financial ratios. As of September 30, 1997, the Company had violated certain covenants as set forth in the Loan Agreement, including those related to the Company's corporate reorganization, projects exceeding three stories, and certain financial covenants, specifically, those related to net worth and net income. The Company believes that it will be able to either cure these defaults and events of default or revise the terms of the Loan Agreement or negotiate a replacement facility, but there can be no assurance of such cure, revised agreement or
replacement  facility.   Failure by the  Company  to  cure  these
defaults, revise the terms of the Loan Agreement or negotiate a replacement facility on a timely basis could have a material
adverse  effect  on the Company's operations.   The  subordinated
notes payable to the Principal Shareholder, as well as any interest thereto, are not allowed to be repaid until all defaults are cured and certain minimum net worth levels are maintained. As of December 15, 1997, the Company was negotiating with its banks in order to provide adequate funding for the expansion of its Chicago Urban Division including the construction of a 23-story high rise which would include 6 floors of parking and 17 floors of residential condominium apartments. There can be no assurances that the Company will be able to secure such financing on acceptable terms.

As of September 30, 1997, the Company had borrowed $30.8 million under the Loan Agreement and had $9.2 million of outstanding letters of credit, leaving $20.0 million as available for future borrowings. The Company believes that the current facility (as revised or replaced with a similar facility) together with its cash flow from operations will be sufficient to fund projected near term requirements and any relevant market opportunities as well as its plans to expand its inventory of developed land.

Item 8.  Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report beginning on page F-1.


Item 9.Changes   in   and   Disagreements  with  Accountants   on
       Accounting and Financial Disclosure

None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to the directors and officers of the Company is hereby incorporated herein by reference to the sections, "Election of Directors-Nominees," "-Other Directors" and "Executive Officers," in the Company's Proxy Statement which is expected to be filed with the Securities and Exchange Commission (the "Commission") in definitive form no later than January 28, 1998.

Information with respect to required Section 16(a) disclosure is hereby incorporated herein by reference to the section "Executive Officers'-Compliance with Section 16(a) of The Securities Exchange Act of 1934," in the Company's Proxy Statement which is expected to be filed with the Commission in definitive form no later than January 28, 1998.

Item 11.  Executive Compensation

Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Election of Directors", "Compensation of Directors", and "Executive Compensation," in the Company's Proxy Statement which is expected to be filed with the Commission in definitive form no later than January 28, 1998.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

Information with respect to security ownership of certain beneficial owners and management is hereby incorporated herein by reference to the section "Security Ownership of Principal Shareholders and Management," in the Company's Proxy Statement which is expected to be filed with the Commission in definitive form no later than January 28, 1998.

Item 13.  Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is hereby incorporated herein by reference to the section "Certain Transactions," in the Company's Proxy Statement which is expected to be filed with the Commission in definitive form no later than January 28, 1998.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) (1) and (2)The response to this portion of Item 14 is submitted as a separate section of this report beginning on page F-1.

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

Exhibit
Number                              Document Description
3.1 a       Amended and Restated Articles of Incorporation of the Registrant
3.2 a       Amended and Restated Bylaws of the Registrant
4.1 c       Specimen stock certificate representing Common Stock
4.2 f       Second Amended and Restated Revolving Credit Loan Agreement dated
            February 7, 1997
4.3         First Amendment to Second Amended and Restated Revolving Credit
            Loan Agreement dated April 11, 1997
10.1 b      The Sundance Homes, Inc. 1993 Stock Incentive Plan
10.2 b      The Sundance Homes, Inc. 1993 Directors' Option Plan
10.3 b      Profit Sharing and Savings Plan
10.4 b      Form of Tax Indemnification Agreement
10.5 b      Form of Director's Indemnification Agreement
10.6 b      Form of Dividend Note
10.8 c      Lease Agreement between the Company and The Mutual Life Insurance
            Company of New York
10.10 e     Employment Letter for Jon Tilkemeier, dated September 10, 1996
10.11 e     Employment Letter for Joseph Atkin, dated November 27, 1996
10.12 d     First Amendment to the Sundance Homes, Inc. Stock Incentive Plan
10.13 d     First Amendment to the Sundance Homes, Inc. Directors' Stock
            Option Plan
21.0        List of Subsidiaries
23.1        Consent of Price Waterhouse LLP
27.1        Financial Data Schedule

            a Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-96546.
            b Incorporated by reference to the Company's Registration Statement on Form S-1, Registration Statement No. 33-60988.
            c     Incorporated  by  reference  to  the  Company's
            Annual  Report  on  Form 10-K for  the  period  ended
            December 31, 1994.
            d Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-11087
            e Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended
                 September 30, 1996.
            f Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1996.

(d)   The  response to this Item is incorporated by reference  to
Item 14(a)(2).

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of December, 1997.

            SUNDANCE HOMES, INC.

    By:      /s/   Maurice Sanderman
       Maurice Sanderman, Chariman of the Board and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   Signature                         Title                                Date
                                  Chairman of the Board and Chief       December 23, 1997
/s/ Maurice Sanderman                   Executive Officer
  Maurice Sanderman                  (Principal Executive Officer)

                                       Vice-President and Chief         December 23, 1997
/s/ Joseph Atkin                          Financial Officer
  Joseph Atkin                         (Principal Financial and
                                         Accounting Officer)


/s/ Dennis Bookshester                        Director                  December 23, 1997
  Dennis Bookshester


/s/ Charles Engles                            Director                  December 23, 1997
  Charles Engles


/s/ Gerald Ginsburg                           Director                  December 23, 1997
  Gerald Ginsburg

                      SUNDANCE HOMES, INC.
                 ITEM 8, ITEM 14(a) (1) and (2)
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants                                       F-2

Consolidated Balance Sheets as of September 30, 1997 and
September 30, 1996                                                      F-3

Consolidated Statements of Income for the Year Ended September 30,
1997, the Year Ended September 30, 1996 and the Nine Months
Ended September 30, 1995                                                F-4

Consolidated Statements of Changes in Shareholders' Equity for
the Year Ended September 30, 1997, the Year Ended September 30,
1996 and the Nine Months Ended September 30, 1995                       F-5

Consolidated Statements of Cash Flows for the Year Ended
September 30, 1997, the Year Ended September 30, 1996 and the
Nine Months Ended September 30, 1995                                    F-6

Notes to Consolidated Financial Statements                              F-7

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Sundance Homes, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of Sundance Homes, Inc. and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended September 30, 1997 and 1996 and the nine months ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ Price Waterhouse LLP
Chicago, Illinois
December 15, 1997

        SUNDANCE HOMES, INC.
     CONSOLIDATED BALANCE SHEETS
  (in thousands, except share data)
                                                    September 30,   September 30,
                                                        1997            1996
ASSETS

Cash and cash equivalents                            $  4,615        $   4,501
Real estate inventories                                80,787           76,101
Prepaid expenses and other assets                       1,566              751
Deferred income taxes receivable                            -              461
Property and equipment, net                             3,289            2,520
Deferred project start-up costs                         3,726            2,072
Income tax receivable                                     565                -

   TOTAL ASSETS                                      $ 94,548         $ 86,406

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction costs      $ 23,711         $ 23,067
Other accrued expenses                                  1,976            6,182
Customer deposits                                       2,116            1,433
Notes and mortgages payable                            33,087           23,027
Deferred income taxes payable                           1,604                -
Subordinated notes payable                              4,193            4,193

   Total liabilities                                   66,687           57,902

Minority interest                                        (182)             111

Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued or outstanding                    -                -
  Common stock, $0.01 par value, 20,000,000 shares
  authorized; 7,807,000 shares issued                      78               78
  Additional paid-in capital                           26,977           26,977
  Retained earnings                                       988            1,338

   Total shareholders' equity                          28,043           28,393

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 94,548         $ 86,406

The accompanying notes are an integral part of these financila statements.

                       SUNDANCE HOMES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share data)

                                                                                Nine months
                                            Year ended        Year ended          ended
                                           September 30,     September 30,     September 30,
                                               1997              1996              1995
Residential sales                          $ 108,743         $ 120,948         $  63,811
Cost of sales                                 96,793           107,057            58,852
Reduction in carrying value of real
 estate assets                                    -                 -              3,657

Gross profit                                  11,950            13,891             1,302

Selling expenses                               8,629             6,968             4,915
General and administrative expenses            4,301             4,940             3,370
Other (income) expense, net                     (265)             (193)               68

Income (loss) before minority interest
 and provision (benefit) for income taxes       (715)            2,176            (7,051)
Minority interest                               (131)              117               (24)

Income (loss) before provision (benefit)
 for income taxes                               (584)            2,059            (7,027)
Provision (benefit) for income taxes            (234)              824            (2,811)

Net income (loss)                            $  (350)          $ 1,235           $(4,216)

Net income (loss) per share                   ($0.04)            $0.16            ($0.54)

Weighted average number
 of shares outstanding                         7,807             7,806             7,805

The accompanying notes are an integral part of these financial statments.

                      SUNDANCE HOMES, INC.
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (in thousands)


                                     Common Stock       Additional
                                                         Paid-In     Retained
                                   Shares     Amount     Capital     Earnings       Total

Balance at December 31, 1994        7,805     $  78     $ 26,972     $  4,319      $ 31,369

     Net loss                          -         -            -        (4,216)       (4,216)

Balance at September 30, 1995       7,805        78       26,972          103        27,153

     Exercise of stock options          2         -            5            -             5

     Net income                         -         -            -        1,235         1,235

Balance at September 30, 1996       7,807        78       26,977        1,338        28,393

     Net loss                           -         -            -         (350)         (350)

Balance at September 30, 1997       7,807     $  78     $ 26,977       $  988      $ 28,043

The accompanying notes are an integral part of these financial statements.

                        SUNDANCE HOMES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                                                                                                        Nine months
                                                                Year ended            Year ended           ended
                                                               September 30,        September 30,       September 30,
                                                                   1997                  1996              1995
Operating activities:
   Net income (loss)                                            $   (350)           $   1,235           $  (4,216)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                              1,109                  848                 569
        Reduction in carrying value of real estate assets              -                    -               3,657
        Minority interest                                           (131)                 117                 (24)
        Deferred income taxes                                      2,065                 (461)             (1,023)
        Changes in operating assets and liabilities:
           Real estate inventories                                (4,686)              10,333              (2,878)
           Prepaid expenses and other assets                        (815)                 278                (148)
           Income tax receivable                                    (565)               1,964              (1,964)
           Deferred project start up costs                        (1,654)                 628                 626
           Accounts payable and accrued construction cos ts          644                6,551              (3,737)
           Other accrued expenses                                 (4,206)                 866               1,333
           Customer deposits                                         683               (1,216)               (108)

Net cash (used for) provided by operating activities              (7,906)              21,143              (7,913)

Investing activities:
   Property and equipment, net                                    (1,878)              (1,292)               (244)
   Exercise of stock options                                           -                   (5)                  -

Net cash used for investing activities                            (1,878)              (1,297)               (244)

Financing activities:
   Borrowings under line of credit                               111,275               99,392              69,750
   Repayments of line of credit                                  (99,682)            (115,691)            (58,199)
   Borrowings under notes payable                                    650                1,340                 535
   Repayments of notes payable                                    (2,183)              (4,801)             (3,579)
   Contributions from minority interest                                -                   73                 111
   Distributions to minority interest                               (162)                (345)               (870)

Net cash provided by (used for) financing activities               9,898              (20,032)              7,748

Net increase (decrease) in cash and cash equivalents                 114                 (186)               (409)

Cash and cash equivalents:
   Beginning of period                                             4,501                4,687               5,096

   End of period                                                $  4,615             $  4,501            $  4,687

The accompanying notes are an integral part of these financial statements.

                      SUNDANCE HOMES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997

Note 1 - Summary of Significant Accounting Policies:


 Nature of business

Sundance Homes, Inc. is engaged in the development of land and construction of attached and detached single-family homes and urban residential buildings in the Chicago metropolitan area.

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

Property and equipment

Property and equipment are carried at cost less accumulated depreciation and are depreciated using straight line and accelerated methods over the estimated useful lives of the assets, except for model home upgrades and furnishings which are amortized as related home sales in a development are closed. Significant additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. The cost and accumulated depreciation of property and equipment sold or retired are removed from the respective accounts and the resultant gains or losses, if any, are included in current operations.

Advertising costs

The Company attracts initial interest in its projects through a comprehensive advertising program using media such as newspapers, direct mail, telemarketing, billboards and, to a lesser extent, radio and television. Advertising costs, which are expensed as incurred, aggregated approximately $2.9 million, $1.9 million and $1.1 million during the years ended September 30, 1997 and 1996 and the nine months ended September 30, 1995, respectively.

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

Supplemental disclosures of cash flow information are as  follows
(in thousands):
                           Year ended        Year ended       Nine months ended
                          September 30,     September 30,       September 30,
                              1997              1996                1995
   Cash paid for:
        Interest          $  5,975          $  3,536          $  3,096
        Income taxes            75                 -               150

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

Note 2 - Real Estate Inventories:

Real estate inventories are summarized as follows (in thousands):
                                         September 30,    September 30,
                                            1997             1996
     Work-in-process:
          Land and land development       $ 38,337         $ 49,382
          Construction inventory            33,948           18,761
     Completed homes:
          Models                             7,590            6,493
          Speculative homes                    912            1,465
                                          $ 80,787         $ 76,101

Completed homes include models constructed to help market a development and allocations of land and development and other allocable costs. Speculative homes represent non-model homes which are substantially complete and are not subject to a sales contract.

Capitalized  interest is included in real estate  inventories  as follows (in thousands):
                                                   Year Ended               Year Ended            Nine Months Ended
                                                September 30, 1997       September 30, 1996       September 30, 1995
Interest capitalized, beginning of period          $ 5,427                  $ 5,418                  $ 3,255
Interest incurred and capitalized                    4,534                    3,581                    3,839
Interest amortized to cost of sales                 (3,314)                  (3,572)                  (1,676)
Interest capitalized, end of period                $ 6,647                  $ 5,427                  $ 5,418

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

A reserve is provided as a charge against earnings when the carrying amount of any of the Company's investments exceeds it's net realizable value. Net realizable value represents the expected selling price a property will bring in the open market reduced by (a) the estimated cost to complete and improve such property to the condition expected in determining the selling price, (b) disposition costs, and (c) estimated costs to hold the property to the point of sale, including interest carrying costs and other net cash flow requirements of the project.

Note 3 - Property and Equipment:

Property and equipment are summarized as follows (in thousands):
                                                September 30,       September 30,
                                                     1997                1996
     Model home upgrades and furnishings          $ 4,307             $ 2,941
     Equipment and furniture                        3,147               2,740
     Vehicles                                         379                 402
     Leasehold improvements                            52                  41
                                                    7,885               6,124
     Accumulated depreciation                       4,596               3,604
                                                  $ 3,289             $ 2,520

Note 4 - Notes and Mortgages Payable:

Notes  and  mortgages  payable  are  summarized  as  follows  (in thousands):
                                             September 30,     September 30,
                                                 1997              1996
     Revolving line of credit                  $ 30,818          $ 19,225
     Notes payable to land sellers                2,269             3,802
                                                $33,087          $ 23,027

On February 7, 1997 the Company entered into an Amended and Restated Revolving Credit Loan Agreement (the "Loan Agreement"), with two banks that replaced the previous financing arrangements with the banks. The Loan Agreement provides a $60.0 million line of credit. The borrowings are secured by the real estate assets of the Company, with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 275 basis points for borrowings up to $40 million, and prime plus .5% for borrowings in
excess  of  $40 million, plus certain customary fees.   The  Loan
Agreement is scheduled to mature on February 1, 1999. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes
certain   customary  representations  and  covenants,   including
restrictions  on  the  Company's ability  to  pay  dividends  and maintenance of certain financial ratios. As of September 30, 1997, the Company had violated certain covenants as set forth in the Loan Agreement, including those related to the Company's corporate reorganization, projects exceeding three stories, and certain financial covenants, specifically, those related to net worth and net income. The Company believes that it will be able to either cure these defaults and events of default or revise the terms of the Loan Agreement or negotiate a replacement facility, but there can be no assurance of such cure, revised agreement or
replacement  facility.   Failure by the  Company  to  cure  these
defaults, revise the terms of the Loan Agreement or negotiate a replacement facility on a timely basis could have a material
adverse  effect  on the Company's operations.   The  subordinated
notes payable to the Principal Shareholder, as well as any interest thereto, are not allowed to be repaid until all defaults are cured and certain minimum net worth levels are maintained. As of December 15, 1997, the Company was negotiating with its banks in order to provide adequate funding for the expansion of its Chicago Urban Division including the construction of a 23-story high rise which would include 6 floors of parking and 17 floors of residential condominium apartments. There can be no assurances that the Company will be able to secure such financing on acceptable terms.

As of September 30, 1997, the Company had borrowed $30.8 million under the Loan Agreement and had $9.2 million of outstanding letters of credit, leaving $20.0 million as available for future borrowings. The Company believes that the current facility (as revised or replaced with a similar facility) together with its cash flow from operations will be sufficient to fund projected near term requirements and any relevant market opportunities as well as its plans to expand its inventory of developed land. Notes payable to land sellers bear interest at annual rates ranging from zero to prime plus three quarters of one percent and are normally repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

Maturities  of notes and mortgages payable in future periods  are as follows (in thousands):
                                          Year ending
                                         September 30,
               1998...................       1,114
               1999...................      31,226
               2000...................         408
               2001...................         339
                                           $33,087

Interest and related debt issuance costs incurred, all of which were capitalized, during the year ended September 30, 1997, the year ended September 30, 1996 and the nine months ended September 30, 1995, aggregated approximately $4.5 million, $3.5 million and $3.8 million, respectively.

Note  5  - Subordinated Notes Payable

Prior to the Company completing the public offering on July 9, 1993, the Company was recapitalized and reorganized into a parent-subsidiary structure, thereby terminating its S Corporation
status.   The  Company  declared  aggregate  distributions  of  S
Corporation earnings to its Principal Shareholder in an aggregate
amount   such  that  beginning  shareholders'  equity  as   a   C
Corporation would be $5 million. During the twelve months ended December 31, 1993, such distributions aggregated $9.1 million, of which $4.9 million was paid out of available cash, while the remaining $4.2 million was paid in the form of promissory notes, which are subordinate to the Company's bank indebtedness, bear interest at 7.5% which compounds daily and originally matured in
two   equal   annual  installments  on  the  first   and   second
anniversaries of the offering. On September 30, 1997, the maturity date of the notes was extended to September 30, 1998.
Payment   of  the  annual  installments  is  subject  to  certain
restrictions under the Company's Revolving Credit Loan Agreement (see Note 4 - Notes and Mortgages Payable).


Note 6 - Income Taxes:

The  provision  (benefit) for income taxes  was  as  follows  (in thousands):
                            Year Ended                Year Ended            Nine Months Ended
                        September 30, 1997        September 30, 1996        September 30, 1995
     Current
       Federal                    -                     $105                     ($1,521)
       State                      -                       35                        (267)
                                  -                      140                      (1,788)
     Deferred
       Federal                 (199)                     563                        (869)
       State                    (35)                     121                        (154)
                               (234)                     684                      (1,023)
     Total                    ($234)                    $824                     ($2,811)

Reconciliations of the statutory Federal income tax rate  of  34%
to the effective income tax rate are as follows (in thousands):
                                          Year Ended              Year Ended               Nine Months Ended
                                      September 30, 1997       September 30, 1996          September 30, 1995
     Income taxes at the Federal             (206)                    $700                      ($2,390)
         statutory rate
     State income taxes, net of               (23)                     150                         (279)
         Federal benefit
     Other                                     (5)                     (26)                        (142)
          Total                             ($234)                    $824                      ($2,811)

The  consolidated balance sheets included the following  deferred tax (assets) or deferred tax liabilities:
                                               September 30,     September 30,    September 30,
                                                  1997              1996             1995
     Deferred project start-up costs               1,538             $843             $1,017
     Real estate inventories                       1,723           (1,378)            (1,008)
     Partnership book to tax differences               -              176                268
     Accrued expenses                               (274)            (266)              (159)
     Depreciation of property and equipment          117              164                 61
     Tax carryforward items                       (1,500)               -                  -
     Other                                             -                -                 22
                                                  $1,604            ($461)              $201

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

A reconciliation of the minority interest balance as presented in the Consolidated Balance Sheets is as follows (in thousands):
      Minority interest in net assets at December 31, 1994             $1,049
      Contributions                                                       111
      Limited partner's interest in 1995 net loss of the partnership      (24)
      Distributions during 1995                                          (870)
      Minority interest in net assets at September 30, 1995              $266
      Contributions                                                        73
      Limited partner's interest in 1996 net income of the partnership    117
      Distributions during 1996                                          (345)
      Minority interest in net assets at September 30, 1996              $111
      Contributions                                                         -
      Limited partner's interest in 1997 net loss of the partnership     (131)
      Distributions during 1997                                          (162)
      Minority interest in net assets at September 30, 1997             ($182)

Note 8 - Stock Incentive and Directors Option Plans:

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

As  of  September  30,  1997, options  for   92,625  shares  were
exercisable.

A summary of changes in stock options outstanding is as follows:
                                        Options      Option price
                                                      (per share)
     Opening Balance                     43,500        $7.25-11.25

     1995
     Granted                            208,500        $2.375-3.25
     Terminated                        (145,500)       $2.375-3.25
     Balance of 1995 Issued Shares       63,000        $2.375-3.25

     1996
     Granted                            111,500        $1.625-3.625
     Terminated                         (22,500)          $1.625
     Balance of 1996 Issued Shares       89,000        $1.625-3.625

     1997
     Granted                            172,500        $2.25-3.0625
     Terminated                         (37,500)       $2.625-3.0625
     Balance of 1997 Issued Shares      135,000        $2.25-3.0625

     Total Outstanding Granted Shares   330,500        $1.625-11.25

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

A summary of changes in stock options granted is as follows :
                                             Options        Option price
                                             Granted         (per share)
     Opening Balance                          20,000         $7.25-10.00
     1995                                     20,000         $2.625-3.375
     1996                                     15,000            $2.00
     1997                                     15,000            $2.625
     Total Outstanding Granted Shares         70,000         $2.00-10.00

      As of September 30, 1997, options for 55,000 shares were exercisable.

Note 9 - Employee Benefit Plan:

The Company maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code which provides retirement benefits for eligible employees of the Company and its subsidiaries. The Company may make annual discretionary contributions to the plan. There were no discretionary contributions during the years ended September 30, 1997and 1996 and the nine months ended September 30, 1995.

Note 10 - Commitments and Contingencies:

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. At September 30, 1997, there were approximately $9.6 million in performance or maintenance bonds and approximately $9.2 million of letters of credit outstanding for such purposes.

The Company currently leases its office space under a 5-year renewable lease. Through September 1994, the Company leased office space under cancelable month-to-month leases. Certain equipment is also currently leased under non-cancelable operating leases. Rent expense under such leases aggregated $436,000, $380,000 and $506,000 during the years ended September 30, 1997 and 1996 and the nine months ended September 30, 1995, respectively.

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

Note 11 - Quarterly Results Of Operation (unaudited):

The  following table reflects the results of operations  for  the
Company  during  the four quarters of 1997 and 1996  (dollars  in thousands):
                               Sept. 30,   June 30,   Mar. 31,   Dec. 31,   Sept. 30,   June 30,   Mar. 31,   Dec. 31,
                                 1997        1997      1997        1996       1996        1996       1996        1995
Residential Sales               $47,161     $23,739    $15,131    $22,712    $40,653     $28,016    $19,831    $32,448
Number of home
   sales closed                     274         140         91        131        240         162        114        185
Gross profit                      6,832       2,736        632      1,750      5,835       3,340      1,712      3,004
Income (loss) before
   minority interest and
   provision for income
   taxes                          2,859          33     (2,664)      (943)     2,423         749     (1,442)       446
Net income (loss)                 1,807          22     (1,604)      (575)     1,424         444       (873)       240