Form 10-Q
period 1997-12-31
SUNDANCE HOMES INC
filed 1998-02-17
CIK 900616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

       For the Quarterly Period Ended: December 31, 1997

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

                    Yes   X             No

At February 17, 1998, there were 7,807,000 shares outstanding of the registrant's Common Stock ($0.01 par value).

                      SUNDANCE HOMES, INC.

                 QUARTERLY REPORT ON FORM 10-Q

                             INDEX

                                                                        Page
                                                                         No.
PART I      FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Consolidated Balance Sheets  -
                 December 31, 1997 (unaudited) and September 30, 1997     1

            Consolidated Statements of Income (unaudited) -
                 three  months ended December 31, 1997  and  1996         2

            Consolidated Statements of Cash Flows (unaudited) -
                 three  months ended December 31, 1997  and  1996         3

            Notes to Consolidated Financial Statements                  4-6

 Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    7-10

PART II     OTHER INFORMATION

 Item 1.    Legal Proceedings                                            11

 Item 2.    Changes in Securities                                        11

 Item 3.    Defaults Upon Senior Securities                              11

 Item 4.    Submission of Matters to a Vote  of  Security Holders        11

 Item 5.    Other Information                                            11

 Item 6.    Exhibits and Reports on Form 8-K                             11

SIGNATURE PAGE                                                           12

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                              SUNDANCE HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)
                                                                    December 31,       September 30,
                                                                        1997                1997
                                                                    (unaudited)
ASSETS

Cash and cash equivalents                                           $    3,768           $    4,615
Real estate inventories                                                 92,143               80,787
Prepaid expenses and other assets                                        2,311                1,566
Property and equipment, net                                              3,305                3,289
Deferred project start-up costs                                          3,462                3,726
Income tax receivable                                                      160                  565

   Total assets                                                     $  105,149           $   94,548

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities               $   19,555           $   23,711
Other accrued expenses                                                   2,291                1,976
Customer deposits                                                        2,094                2,116
Notes and mortgages payable                                             48,056               33,087
Deferred income taxes payable                                            1,394                1,604
Subordinated notes payable to Principal Shareholder                      4,193                4,193

   Total liabilities                                                    77,583               66,687

Minority interest                                                         (186)                (182)

Shareholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized,
      none issued or outstanding                                            -                    -
   Common stock, $0.01 par value, 20,000,000 shares authorized,
      7,807,000 shares issued and outstanding                               78                   78
   Additional paid-in capital                                           26,977               26,977
   Retained earnings                                                       697                  988

   Total shareholders' equity                                           27,752               28,043

   Total liabilities and shareholders' equity                       $  105,149           $   94,548

The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     (in thousands, except per share data)
                                 (unaudited)

                                                 Three months ended
                                                    December 31,
                                              1997                1996
Residential sales                             $   19,633          $   22,712
Cost of sales                                     17,141              20,962

Gross profit                                       2,492               1,750

Selling expenses                                   1,853               1,810
General and administrative expenses                1,124                 898

Income (loss) before provision (benefit)
   for income taxes                                 (485)               (958)
Provision (benefit) for income taxes                (194)               (383)

Net income (loss)                             $     (291)          $    (575)

Net income (loss) per share                       ($0.04)             ($0.07)

Weighted average number
  of shares outstanding                            7,807               7,807

The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                       (unaudited)

                                                                            Three months ended
                                                                               December 31,
                                                                           1997             1996
Operating activities:
   Net loss                                                                $     (291)      $     (575)
   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                                             334              392
        Deferred income taxes                                                    (210)            (112)
        Changes in operating assets and liabilities:
           Real estate inventories                                            (11,356)           3,370
           Prepaid expenses and other assets                                     (745)            (655)
           Income tax receivables                                                 405               -
           Deferred project start up costs                                        264             (449)
           Accounts payable and accrued construction liabilities               (4,156)         (10,899)
           Other accrued expenses                                                  32           (1,631)
           Customer deposits                                                      (22)             (40)


Net cash provided by (used for) operating activities                          (15,466)         (10,599)

Investing activities - Property and equipment, net                                (350)            (295)

Financing activities:
   Borrowings under line of credit                                             32,099           34,300
   Repayments of line of credit                                               (17,067)         (23,571)
   Repayments of notes payable                                                    (63)          (1,792)
   Distributions to minority interest                                               -             (111)

Net cash provided by (used for) financing activities                           14,969            8,826

Net decrease in cash and cash equivalents                                        (847)          (2,068)

Cash and cash equivalents:

   Beginning of period                                                          4,615            4,501

   End of period                                                           $    3,768       $    2,433

The accompanying notes are an integral part of these financial statements.

                      SUNDANCE HOMES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying interim consolidated financial statements include the accounts of Sundance Homes, Inc. and its subsidiaries ("the Company"). These financial statements are unaudited, but in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 23, 1997.

The  results of operations for the three months ended December
31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):
                                     December 31,      September 30,
                                        1997                1997
     Work-in-process:
          Land and development       $   42,518        $   38,337
          Construction inventory         40,498            33,948
     Completed homes:
          Models                          6,898             7,590
          Speculative homes               2,229               912
                                     $   92,143        $   80,787

Model homes are constructed to help market a development and include allocations of land and development and other allocable costs. Speculative homes represent non-model homes which are substantially complete and are not subject to a sales contract.

Capitalized  interest included in real estate  inventories  at
December  31,  1997  and September 30,  1997  aggregated  $6.8 million and $6.6 million, respectively.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):
                                                December 31,         September 30,
                                                    1997                 1997
     Model home upgrades and furnishings        $    4,617           $    4,307
     Equipment and furniture                         3,170                3,147
     Vehicles                                          393                  379
     Leasehold improvements                             54                   52
                                                     8,234                7,885
     Accumulated depreciation                        4,929                4,596
                                                $    3,305           $    3,289

NOTE 4 - NOTES PAYABLE

Notes and mortgages payable are summarized as follows (in thousands):

                                        December 31,        September 30,
                                            1997                1997
     Revolving line of credit           $   45,850          $   30,818
     Notes payable to land sellers           2,206               2,269
                                        $   48,056          $   33,087

On February 7, 1997 the Company entered into an Amended and Restated Revolving Credit Loan Agreement (the "Loan Agreement"), with two banks that replaced the previous financing arrangements with the banks. The Loan Agreement provides a $60.0 million line of credit. The borrowings are secured by the real estate assets of the Company, with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 275 basis points for borrowings up to $40 million, and prime plus .5% for borrowings in
excess  of  $40 million, plus certain customary fees.   The  Loan
Agreement is scheduled to mature on February 1, 1999. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes
certain   customary  representations  and  covenants,   including
restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. As of December 31, 1997, the Company had violated certain covenants as set forth in the Loan Agreement, including those related to the Company's
projects   exceeding   three  stories,  and   certain   financial
covenants, specifically, those related to net worth and net income. The Company believes that it will be able to either cure these defaults and events of default or revise the terms of the Loan Agreement or negotiate a replacement facility, but there can be no assurance of such cure, revised agreement or replacement facility. Failure by the Company to cure these defaults, revise the terms of the Loan Agreement or negotiate a replacement facility on a timely basis could have a material adverse effect on the Company's operations. The subordinated notes payable to the Principal Shareholder, as well as any interest thereto, are not allowed to be repaid until all defaults are cured and certain minimum net worth levels are maintained. As of February 13, 1998, the Company was negotiating with its banks in order to provide adequate funding for the expansion of its Chicago Urban Division including the construction of a 24-story high rise which would include 5 floors of parking and 17 floors of residential
condominium  apartments.   There can be  no  assurance  that  the
Company will be able to secure such financing on acceptable terms.

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

NOTE 6 - CONTINGENCIES

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. These obligations are typically extinguished through the Company's completion of specified subdivision improvements and infrastructure. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. There have been no such draws during the three months ended December 31, 1997 or the year ended September 30, 1997.

The Company currently leases 25,000 square feet of office space under a lease which terminates on March 31, 1998. A new renewable five year lease for 15,500 square feet which begins April 1, 1998 has been entered into. Certain equipment is also currently leased under non-cancelable operating leases.

Additionally, the Company is involved in various routine legal proceedings incidental to the conduct of its business.

Item 2.Management's   Discussion  and   Analysis   of   Financial
       Condition and Results of Operations

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated interim financial statements of the Company and the notes thereto contained herein, as well as the Company's Annual Report on Form 10-K for the year ended September 30, 1997, as filed with the Securities and Exchange Commission on December 23, 1997.

OVERVIEW

Although the Company experienced reduced revenues for the quarter ended December 31, 1997, as compared to the quarter ended December 31, 1996, the average sales price per home closed increased by $10,200 from $173,300 in the quarter ended December 31, 1996 to $183,500 in the quarter ended December 31, 1997. The primary reason for the increase in the average sales price was due to the Company's first closings in its new custom suburban project in its Rembrandt Homes division, which delivered homes from about $380,000 to $580,000. Sales, which are recognized upon the closing and delivery of homes, decreased $3.1 million or 13.6% to $19.6 million, for the three months ended December 31, 1997, as compared to $22.7 million for the same period ended December 31, 1996. The Company closed 107 homes in the quarter ended December 31, 1997 compared to 131 in the quarter ended December 31, 1996.

Gross profit as a percent of sales increased to 12.7% for the quarter ended December 31, 1997, compared to 7.7% for the same period in 1996. This increase is attributable to the Company's continued closings in its urban division, the first closings in the Company's new custom suburban project and increased margins in the Company's suburban homes.

The sales backlog as of December 31, 1997 increased by 16.7% or $5.4 million to $37.7 million representing 202 homes at an average sales price of $186,600 compared to $32.3 million representing 186 homes at an average sales price of $173,700 as of December 31, 1996.

Urban Development

The Company's wholly owned division which develops property under the name Chicago Urban Properties, Inc. has continued to expand its operations during Fiscal 1998.

The St. Paul Loft project consisting of 82 loft units is sold out and all units were delivered prior to December 31, 1997.

The Erie Centre Loft project consisting of 106 units is over 90% sold out and over 50% of the units were delivered as of December
31, 1997 with the remaining units scheduled for delivery in the first half of 1998.

The Michigan Avenue Loft project consisting of 60 units is over 90% sold out, and deliveries are scheduled for spring of 1998.

Immediately contiguous to the Erie Centre Lofts, the Company is constructing a 24-story building which will contain 126 condominium apartments and 251 parking spaces. This project is currently over 30% sold with initial occupancy scheduled for early 1999. The Company is currently in discussion with its banks to expand its current credit facility to finance this project. The Company anticipates that the financing will be completed during March, 1998, although there can be no assurances that such financing will be obtained.

In the second quarter of Fiscal 1998 the Company will be offering for sale units in three new projects located in or near downtown Chicago. These projects include two new loft conversion projects of 48 and 90 units and one additional new construction project consisting of 132 units.

Suburban Communities

During the quarter ended December 31, 1997 the Company delivered the last home in two suburban communities, Deloraine and Spring Lake Farm South. Also during the quarter, initial home deliveries occurred in Georgian Court, a townhome and single family development; Hometown at Oswego Square, the Company's neo-classical development in Oswego and in St. Andrews, the Company's first custom-home development, located in Vernon Hills.

In the second quarter of Fiscal 1998 the Company will be opening for sale in two new communities located in the southwest suburbs of Chicago, Walnut Pointe located in Bolingbrook, and Cedar Creek located in Matteson.

Results of Operations

The following table sets forth, for the three months ended, the percentage of the Company's residential sales represented by each income statement line item presented.

                                                     Three Months Ended
                                                 December 31,    December 31,
                                                   1997            1996
Residential sales                                 100.0%          100.0%
Cost of sales                                      87.3%           92.3%
Gross profit                                       12.7%            7.7%
Selling expenses                                    9.5%            8.0%
General and administrative expenses                 5.7%            3.9%
Income (Loss) before provision (benefit) for
   income taxes                                    (2.5)%          (4.2)%
Provision (Benefit) for income taxes               (1.0)%          (1.7)%
Net income (loss)                                  (1.5)%          (2.5)%

Residential Sales

The decrease in sales revenue for the three months ended December 31, 1997, as compared to the three months ended December 31, 1996, was due primarily to the reduction in homes closed from 131 during the three months ended December 31, 1996 to 107 in the three months ended December 31, 1997.

Cost of Sales

Cost of sales decreased $3.8 million from $20.9 million to $17.1 million for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. As a percent of sales revenue, cost of sales decreased 5.0% during the period ended December 31, 1997 compared to the period ended December 31, 1996. The overall decrease in total dollars was primarily due to fewer home closings.

Selling, General and Administrative Expenses

Selling expenses increased nominally from $1,810,000 for the three months ended December 31, 1996 to $1,853,000 for the three months ended December 31, 1997. As a percentage of sales revenue, selling expenses increased from 8.0% to 9.5% for the three months ended December 31, 1997 as compared to the prior year period. The increase in selling expenses as a percent of sales was a direct result of the decrease in sales revenue during the quarter.

General and Administrative expenses increased by $226,000 to $1,124,000 for the three months ended December 31, 1997 compared to $898,000 for the three months ended December 31, 1996. This increase was primarily due to certain expenses related to the Company's Chicago Urban division which was only in the formative stage during the three month period ended December 31, 1996 and the Company's new Rembrandt Homes division which began operations in the second quarter of Fiscal 1997.

Income Taxes

The  provision  for  income  taxes for  the  three  months  ended
December 31, 1997 and 1996 reflect management's estimate of the Company's effective tax rate of approximately 40%.

Seasonality and Variability in Quarterly Results

The   Company  has  experienced,  and  expects  to  continue   to
experience, significant seasonal and quarterly variability in residential sales and net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's houseline inventory activity, land and building acquisition and development requirements, and in lesser part to the Company's net income. Net cash used for operating activities for the three months ended December 31, 1997 increased by approximately $4.9 million to $15.5 million compared to net cash used for operating activities of $10.6 million in the comparable period in 1996 primarily due to the increase in real estate inventories and the reduction in accounts payable and accrued construction liabilities.

On February 7, 1997 the Company entered into an Amended and Restated Revolving Credit Loan Agreement (the "Loan Agreement"), with two banks that replaced the previous financing arrangements with the banks. The Loan Agreement provides a $60.0 million line of credit. The borrowings are secured by the real estate assets of the Company, with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 275 basis points for borrowings up to $40 million, and prime plus .5% for borrowings in
excess  of  $40 million, plus certain customary fees.   The  Loan
Agreement is scheduled to mature on February 1, 1999. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes
certain   customary  representations  and  covenants,   including
restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. As of December 31, 1997, the Company had violated certain covenants as set forth in the Loan Agreement, including those related to the Company's
projects   exceeding   three  stories,  and   certain   financial
covenants, specifically, those related to net worth and net income. The Company believes that it will be able to either cure these defaults and events of default or revise the terms of the Loan Agreement or negotiate a replacement facility, but there can be no assurance of such cure, revised agreement or replacement facility. Failure by the Company to cure these defaults, revise the terms of the Loan Agreement or negotiate a replacement facility on a timely basis could have a material adverse effect on the Company's operations. The subordinated notes payable to the Principal Shareholder, as well as any interest thereto, are not allowed to be repaid until all defaults are cured and certain minimum net worth levels are maintained. As of February 13, 1998, the Company was negotiating with its banks in order to provide adequate funding for the expansion of its Chicago Urban Division including the construction of a 23-story high rise which would include 6 floors of parking and 17 floors of residential condominium apartments. There can be no assurances that the Company will be able to secure such financing on acceptable terms.

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

Item 6.   Exhibits and Reports on Form 8 - K

          Exhibit  No.   27.1   -   Financial Data Schedule

                         SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.


By:         /S/   Joseph R. Atkin              Date: February 17, 1998
          Joseph R. Atkin,  Vice President
            and Chief Financial Officer