Form 10-Q/A
period 1997-12-31
SUNDANCE HOMES INC
filed 1998-02-25
CIK 900616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q/A
                        (Amendment No. 1)

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

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

This amendment is being filed solely to correct the Consolidated Statements of Cash Flows, changing Other accrued expenses from 32 to 311 for the three months ended December 31, 1997.


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

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                       (unaudited)

                                                                            Three months ended
                                                                               December 31,
                                                                           1997             1996
Operating activities:
   Net loss                                                                $     (291)      $     (575)
   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                                             334              392
        Deferred income taxes                                                    (210)            (112)
        Changes in operating assets and liabilities:
           Real estate inventories                                            (11,356)           3,370
           Prepaid expenses and other assets                                     (745)            (655)
           Income tax receivables                                                 405               -
           Deferred project start up costs                                        264             (449)
           Accounts payable and accrued construction liabilities               (4,156)         (10,899)
           Other accrued expenses                                                 311           (1,631)
           Customer deposits                                                      (22)             (40)


Net cash provided by (used for) operating activities                          (15,466)         (10,599)

Investing activities - Property and equipment, net                                (350)            (295)

Financing activities:
   Borrowings under line of credit                                             32,099           34,300
   Repayments of line of credit                                               (17,067)         (23,571)
   Repayments of notes payable                                                    (63)          (1,792)
   Distributions to minority interest                                               -             (111)

Net cash provided by (used for) financing activities                           14,969            8,826

Net decrease in cash and cash equivalents                                        (847)          (2,068)

Cash and cash equivalents:

   Beginning of period                                                          4,615            4,501

   End of period                                                           $    3,768       $    2,433

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


SUNDANCE HOMES, INC.


By:         /S/   Joseph R. Atkin              Date: February 25, 1998
          Joseph R. Atkin,  Vice President
            and Chief Financial Officer