Form 10-Q
period 1998-03-31
SUNDANCE HOMES INC
filed 1998-05-15
CIK 900616

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

         For the Quarterly Period Ended: March 31, 1998

            Commission File Number:     0-21900


                     SUNDANCE HOMES, INC.
     (Exact name of registrant as specified in its charter)

             Illinois                                36-3111764
     (State  or  other  jurisdiction  of       (IRS Employer Identification
     incorporation or organization)                    Number)


           201 N. Wells, Suite 1800, Chicago, Illinois 60606
       (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (312)  338-3300


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

                    Yes   X             No

At May 14, 1998, there were 7,807,875 shares outstanding of the registrant's Common Stock ($0.01 par value).

                      SUNDANCE HOMES, INC.

                 QUARTERLY REPORT ON FORM 10-Q

                             INDEX

                                                                          Page
                                                                          No.
PART I      FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets-
           March 31, 1998 (unaudited) and September 30, 1997                 1

           Consolidated Statements of Income (unaudited) -
           three months and six months ended March 31, 1998 and 1997         2

           Consolidated Statements of Cash Flows (unaudited) -
           six months ended March 31, 1998 and 1997                          3

           Notes to Consolidated Financial Statements                      4-7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8-12

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                13

Item 4.    Submission of Matters to a Vote of Security Holders              13

Item 6.    Exhibits and Reports on Form 8-K                                 13

SIGNATURE PAGE                                                              14

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                          SUNDANCE HOMES, INC.
                      CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share data)

                                                                          March 31,      September 30,
                                                                            1998           1997
                                                                        (unaudited)
ASSETS

Cash and cash equivalents                                               $     4,256      $   4,615
Real estate inventories                                                      99,352         80,787
Prepaid expenses and other assets                                             1,865          1,566
Property and equipment, net                                                   3,762          3,289
Deferred project start-up costs                                               3,638          3,726
Income tax receivable                                                             -            565

Total assets                                                            $   112,873      $  94,548

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                   $    21,102      $  23,711
Other accrued expenses                                                        2,362          1,976
Customer deposits                                                             2,655          2,116
Notes and mortgages payable                                                  54,575         33,087
Deferred income taxes payable                                                 1,006          1,604
Subordinated notes payable to Principal Shareholer                            4,193          4,193

Total liabilities                                                            85,893         66,687

Minority interest                                                              (192)          (182)

Shareholders' equity:
 Preferred stock, $0.01 par value, 1,000,000 shares authorized,
  none issued or outstanding                                                      -              -
 Common stock, $0.01 par value, 20,000,000 shares authorized,
  7,807,875 shares issued and outstanding                                        78             78
 Additional paid-in capital                                                  26,978         26,977
 Retained earnings                                                              116            988

Total shareholders' equity                                                   27,172         28,043

Total liabilities and shareholders' equity                              $   112,873      $  94,548

The accompanying notes are an integral part of these financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                         (in thousands, except per share data)
                                     (unaudited)
                                             Three months ended             Six months ended
                                                  March 31,                     March 31,
                                             1998          1997            1998          1997
Residential sales                        $ 25,244      $ 15,131        $ 44,878      $ 37,843
Cost of sales                              22,694        14,499          39,836        35,461

Gross profit                                2,550           632           5,042         2,382

Selling expenses                            2,311         1,801           4,164         3,611
General and administrative expenses         1,207         1,504           2,330         2,402

Loss before benefit for income taxes         (968)       (2,673)         (1,452)       (3,631)
Benefit for income taxes                     (387)       (1,069)           (581)       (1,452)

Net loss                                 $   (581)     $ (1,604)       $   (871)     $ (2,179)

Net loss per share                       $  (0.07)     $  (0.21)       $  (0.11)     $  (0.28)

Weighted averagage of
shares outstanding                          7,808         7,807           7,808         7,807

The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)
                                                                        Six months ended
                                                                            March 31,

                                                                       1998          1997
Operating activities:
 Net loss                                                            $ (871)     $ (2,179)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation and amortization                                        725           463
   Deferred income taxes                                               (598)         (112)
   Changes in operating assets and liabilities:
    Real estate inventories                                         (18,565)         (118)
    Prepaid expenses and other assets                                  (299)       (1,071)
    Income tax receivables                                              565             -
    Deferred project start up costs                                      88        (1,132)
    Accounts payable and accrued construction liabilities            (2,609)      (12,073)
    Other accrued expenses                                              376        (3,332)
    Customer deposits                                                   539           888

Net cash used for operating activities                              (20,649)      (18,666)

Investing activities - Property and equipment, net                   (1,198)         (732)

Financing activities:
 Borrowings under line of credit                                     54,976        55,450
 Repayments of line of credit                                       (40,614)      (36,772)
 Borrowings under notes payable                                       7,908             -
 Repayments of notes payable                                           (782)       (1,881)
 Contributions from minority interest                                     -             8
 Distributions to minority interest                                       -          (119)

Net cash provided by financing activities                            21,488        16,686

Net decrease in cash and cash equivalents                              (359)       (2,712)

Cash and cash equivalents:

 Beginning of period                                                  4,615         4,501

 End of period                                                      $ 4,256       $ 1,789

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

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):
                                      March 31,       September 30,
                                        1998              1997
 Work-in-process:
  Land and development              $ 37,759          $ 33,682
  Construction inventory              38,531            29,732

 Completed homes:
  Models                               7,674             6,668
  Speculative homes                    3,893               912
  Capitalized overhead                 4,387             3,146
  Capitalized interest                 7,108             6,647

                                    $ 99,352          $ 80,787

Model homes are constructed to help market a development and include allocations of land and development and other allocable costs. Speculative homes represent non-model homes which are substantially complete and are not subject to a sales contract.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):
                                                    March 31,       September 30,
                                                      1998               1997
 Model home upgrades and furnishings               $ 5,352             $4,307
 Equipment and furniture                             3,213              3,147
 Vehicles                                              393                379
 Leasehold improvements                                123                 52
                                                     9,081              7,885
 Accumulated depreciation                            5,319              4,596
                                                   $ 3,762            $ 3,289

NOTE 4 - NOTES PAYABLE

Notes  and  mortgages  payable  are  summarized  as  follows  (in thousands):
                                       March 31,        September 30,
                                         1998                1997
 Revolving credit loan                $45,180             $30,818

 Other notes payable                    9,395               2,269
                                     $ 54,575            $ 33,087

On February 7, 1997 the Company entered into an Amended and Restated Revolving Credit Loan Agreement (the "Loan Agreement"), with two banks that replaced the previous financing arrangements with the banks. The Loan Agreement provides a $60 million line of credit. The borrowings were secured by the real estate assets of the Company, with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 275 basis points for borrowings up to $40 million, and prime plus .5% for borrowings in
excess  of  $40 million, plus certain customary fees.   The  Loan
Agreement was scheduled to mature on February 1, 1999. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes
certain   customary  representations  and  covenants,   including
restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. As of March 31, 1998, the Company had violated certain covenants as set forth in the Loan Agreement, including those related to the Company's projects
exceeding   three  stories,  and  certain  financial   covenants,
specifically, those related to net worth and net income.

On April 30, 1998, the Company entered into a new $80 million Revolving Credit Loan Agreement (the "New Loan Agreement") with LaSalle National Bank, American National Bank and BankBoston, which replaced the Loan Agreement. The three banks participate in the $80 million facility as follows: LaSalle National Bank, $35 million; American National Bank, $25 million; and BankBoston, $20 million. The borrowings are secured by the real estate assets of the Company with certain exceptions. Borrowings under the New Loan Agreement bear interest at LIBOR plus 300 basis points for borrowings up to $70 million and prime plus .75% for borrowings in excess of $70 million, plus certain customary fees. The New Loan Agreement is scheduled to mature on February 1, 2000. Available borrowings under the New Loan Agreement are reduced by the amount
of  letters  of  credit  outstanding.   The  New  Loan  Agreement
includes   certain   representations  and  covenants,   including
restrictions on the Company's ability to pay dividends and the maintenance of certain financial ratios.

During the quarter ended March 31, 1998, while the Company was securing its New Loan Agreement, the Company entered into four interim financing arrangements to provide funding for certain projects which were not provided for under the Company's then existing Loan Agreement.

On February 24, 1998, the Company borrowed $487,000 on an unsecured basis from Maurice Sanderman, the Company's Chairman and President. The unsecured note was at a rate of prime plus 3.0% with a maturity date of October 1, 1998. These funds were used to pay the property taxes for 1996 and 1997 which became due on a building owned by the Company at 201 N. Wells, Chicago, Illinois. The payment of these taxes were not provided for under the terms of the then existing Loan Agreement. The Company has entered into a contract to sell this property. This loan is scheduled to be repaid at the closing of the sale.

On March 16, 1998, the Company entered into a $15 million Construction Loan Agreement with LaSalle National Bank with a maturity date of February 20, 1999, at a rate of Prime plus 1.0%. Advances under this loan totaled $4,931,562 and were used to provide construction funds for the Company's Erie Tower Project located at 375 West Erie Street, Chicago, Illinois. Concurrent with the funding of the New Loan Agreement, on May 12, 1998, this Construction Loan Agreement was repaid in full.

On March 17, 1998, in order to acquire the property located at 3228-3244 North Halsted, Chicago, Illinois, the Company entered into two interim financing arrangements. The first was a promissory note with Cohen Financial Corporation in the amount of $1.6 million at a rate of prime plus 1.0% with a maturity date of October 1, 1998. This note was secured by a mortgage on the property located at 3228-3244 North Halsted Street, Chicago, Illinois. The second, was an unsecured note in the amount of $890,000 from Maurice Sanderman, the Company's Chairman and President. The unsecured note was at a rate of prime plus 3.0% with an expiration date of October 1, 1998. Concurrent with the funding of the New Loan Agreement, on May 12, 1998, both notes were repaid in full.

On May 1, 1998, Erie Center Lofts, Inc., a wholly owned subsidiary of the Company, entered into a Secured Subordinated Promissory Note with a maturity date of June 30, 1999, and an interest rate of twenty percent (20%) with Maurice Sanderman, the Company's Chairman and President. The note is secured by a junior mortgage on the property commonly known as Erie Tower located at 421 West Erie Street in Chicago, Illinois. This transaction was required under the New Loan Agreement as a partial substitute for $4 million of "additional equity financing" related to the Erie Tower Project. Principal payments under this note may only be paid out of net sales proceeds from the sale of units within Erie Tower only after all advances made under the New Loan Agreement related to the Erie Tower project have been repaid.

Notes payable to land sellers are non-interest bearing and are repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

NOTE 5 - SHAREHOLDER NOTES PAYABLE

As part of the public offering and recapitalization of the Company on July 9, 1993, the Company issued promissory notes to the Principal Shareholder. The notes are subordinate to the Company's bank indebtedness, bear interest at 7.5% per annum, compounded daily, and originally matured in two equal annual installments on the first and second anniversaries of the offering. On September 30, 1997, the maturity date of the notes was extended to September 30, 1998. Payment of the outstanding principal balances are subject to certain restrictions under the Loan Agreement and the New Loan Agreement (Note 4).

NOTE 6 - CONTINGENCIES

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. These obligations are typically extinguished through the Company's completion of specified subdivision improvements and infrastructure. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. There have been no such draws during the three months ended March 31, 1998 or the year ended September 30, 1997.

The  Company currently leases 15,500 square feet of office  space in Schaumburg, Illinois where its Suburban Properties Division is
located.   Certain equipment is also currently leased under  non-
cancelable operating leases.

Additionally, the Company is involved in various routine legal proceedings which the Company believes to be incidental to the conduct of its business.

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

OVERVIEW

During the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 the Company's residential sales increased by approximately $10 million or 67%, the Company's gross profit increased by almost $2 million or over 300%, and the Company's net loss decreased by over $1 million or 64%. In addition, the average sales price per home closed increased by $18,000 from $166,300 to $184,300.

The Company closed 137 homes during the quarter ended March 31, 1998, a 50% increase over the 91 homes closed during the quarter ended March 31, 1997.

The Company's aggregate sales value in backlog at March 31, 1998 increased by 12.2% or $7.1 million to $65.3 million when compared to $58.2 million at March 31, 1997. In addition, the average sales price per home of the 326 homes in backlog at March 31, 1998 increased by over $25,000 per home to $200,320 from $175,300 at March 31, 1997 when compared to the 332 homes in backlog at March 31, 1997.

Urban Development

The Company's wholly owned division which develops property under the name Chicago Urban Properties, Inc. continued to expand its operations during the second quarter of Fiscal 1998.

The Erie Centre Loft project consisting of 106 units is over  94%
sold out with 77% of the units  delivered as of March 31, 1998.
The remaining units are scheduled for delivery in the third and fourth quarters of Fiscal 1998.

The Michigan Avenue Loft project consisting of 60 units is over 90% sold out. During the quarter ended March 31, 1998 the first 12 units were delivered. The remaining units are scheduled for delivery during the third and fourth quarters of Fiscal 1998.

Immediately contiguous to the Erie Centre Lofts, the Company is constructing a 24-story building which will contain 126 condominium apartments and 251 parking spaces. This project is currently almost 40% sold with initial occupancy scheduled for early 1999.

During the three months ended March 31, 1998 the Company opened for sale three new projects in the Chicago urban market. These projects include two new loft conversion projects located at 625
W.  Jackson  Street,  Chicago, IL and 942  West  Madison  Street,
Chicago, IL. In addition, the Company's 130 unit new construction project at 3232 North Halsted, Chicago, IL opened for sale and is currently over 50% sold out. Initial deliveries for each of these three new projects are expected to occur in Fiscal 1999.

Suburban Communities

During the quarter ended March 31, 1998, The Company's Suburban Properties Division continued its growth in the suburban entry-level and move-up markets in both existing and newly-opened communities. Sutton on the Lake located in Lake County delivered 27 homes in the quarter and wrote 50 new contracts.
Heartland Meadows in South Elgin, a development of nearly 700 homes which is nearing close-out, delivered 34 homes and wrote 30 new contracts. In Lake in the Hills, the Company's Bellchase project wrote 31 new contracts and delivered 14 homes.

The Company also continued it's expansion into the Southwest Suburban market. Cedar Creek in Matteson and Walnut Pointe in Bolingbrook opened for sales in February and took 19 new contracts between them. The Suburban Properties Division also took an aggressive growth posture in the south suburban market by contracting the to acquire approximately 400 developed lots in the Villages of Lockport and Orland Park.

The  Company's  custom and semi-custom  division,  Rembrandt
Homes delivered 12 homes and took 19 new contracts during the quarter in it's two primary projects, The Conservancy in Gurnee and St. Andrews in Vernon Hills.

Results of Operations

The  following  table sets forth, for the three  months  and  six months  ended, the percentage of the Company's residential  sales represented by each income statement line item presented.
                                           Three months ended                Six months ended
                                                March 31,                        March 31,
                                            1998        1997                 1998        1997
Residential sales                          100.0%      100.0%               100.0%      100.0%
Cost of sales                               89.9%       95.8%                88.8%       93.7%

Gross profit                                10.1%        4.2%                11.2%        6.3%

Selling expenses                             9.2%       11.9%                 9.3%        9.5%
General and administrative expenses          4.8%       10.0%                 5.2%        6.3%

Loss before benefit for income taxes        (3.9)%     (17.7)%               (3.3)%      (9.5)%
Benefit for income taxes                    (1.5)%      (7.1)%               (1.3)%      (3.8)%

Net loss                                    (2.4)%     (10.6)%               (2.0)%      (5.7)%

Residential Sales

Sales, which are recognized upon the closing and delivery of homes increased $10.1 million or 66.8%, to $25.2 million, for the three months ended March 31, 1998 as compared to $15.1 million for the three months ended March 31, 1997. The Company also experienced increased sales revenue for the six months ended March 31, 1998 as compared to the comparable period in 1997. Sales revenue increased $7.0 million, or 18.6%, from $37.8 for the six months ended March 31, 1997 to $44.8 for the six months ended March 31, 1998. This increase, for the quarter ended March 31, 1998, was primarily due to the increase in homes closed from 91 during the three months ended March 31, 1997 to 137 in the three months ended March 31, 1998, which resulted primarily from closings at its two loft conversion projects on Erie Street and Michigan Avenue under the Company's urban division. The average sales price per homes closed increased by $18,000 or 11.0% to $184,300 in the quarter ended March 31, 1998 from $166,300 in the quarter ended March 31, 1997.

Cost of Sales

Cost of sales, as a percentage of revenues, decreased by 5.9 percentage points to 89.9% of sales for the quarter ended March 31, 1998 as compared to 95.8% for the quarter ended March 31, 1997. Cost of sales, as a percentage of revenues, decreased by
4.9 percentage points to 88.8% for the six months ended March 31, 1998 as compared to 93.7% for the six months ended March 31, 1997. Total cost of sales increased by $8.2 million from $14.5 million in the quarter ended March 31, 1997 to $22.7 million in the quarter ended March 31, 1998. Total cost of sales increased by $4.4 million from $35.4 million in the six months ended March 31, 1997 to $39.8 million in the six months ended March 31, 1998. The primary reason for this increase was the increased number of deliveries during the quarter and the six month period ended March 31, 1998.

Gross Profit

Gross profit as a percentage of sales increased to 10.1% for the quarter ended March 31, 1998, compared to 4.2% for the same period in 1997. Gross profit as a percentage of sales increased to 11.2% for the six months ended March 31, 1998, compared to 6.3% for the same period in 1997. These increases are attributable to the Company's continued closings in its urban division, continued closings in the Company's new custom suburban project and increased margins in the Company's suburban homes.

Selling, General and Administrative Expenses

Selling expenses as a percentage of revenues decreased by 2.7 percentage points from 11.9% of sales for the quarter ended March 31, 1997 to 9.2% of sales for the quarter ended March 31, 1998. Selling expenses as a percentage of revenues decreased by 0.2 percentage points from 9.5% of sales for the six months ended
March 31, 1997 to 9.3% of sales for the six months ended March 31, 1998. The decrease in selling expenses for the quarter ended March 31, 1998, as a percentage of revenues, was primarily a direct result of the increase in sales revenue during the quarter. Actual selling expenses increased by $0.5 million from $1.8 million during the quarter ended March 31, 1997 to $2.3 million for the quarter ended March 31, 1998 and increased by $0.6 million from $3.6 million during the six months ended March 31, 1997 to $4.2 million for the six months ended March 31, 1998. This increase, for the quarter and six months ended March 31, 1998, resulted primarily from variable costs associated with increased deliveries, as well as, increased advertising expenditures resulting from the opening of five new communities.

General and administrative expenses decreased by $0.3 million or 20% to $1.2 million for the three months ended March 31, 1998 compared to $1.5 million for the three months ended March 31, 1997. General and administrative expenses decreased by $0.1 million or 3.0% to $2.3 million for the six months ended March 31, 1998 compared to $2.4 million for the six months ended March 31, 1997. As a percentage of sales, general and administrative expenses decreased by 5.2% from 10.0% of sales for the quarter ended March 31, 1997 to 4.8% of sales for the quarter ended March 31, 1998. As a percentage of sales, general and administrative expenses decreased 1.1% from 6.3% of sales for the six months ended March 31, 1997 to 5.2% of sales for the six months ended March 31, 1998. These decreases reflect the Company's continuing efforts to reduce overhead expenditures at all levels.

Income Taxes

The provision for income taxes for the three and six months ended
March 31, 1998 and 1997 reflect management's estimate of the Company's effective tax rate of approximately 40%.

Seasonality and Variability in Quarterly Results

The   Company  has  experienced,  and  expects  to  continue   to
experience, significant seasonal and quarterly variability in residential sales and net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's houseline inventory activity, land and building acquisition and development requirements, and in lesser part to the Company's net income. Net cash used for operating activities for the six months ended March 31, 1998 increased by approximately $2.0 million to $20.6 million compared to net cash used for operating activities of $18.6 million in the comparable period in 1997 primarily due to the increase in real estate inventories.

On February 7, 1997 the Company entered into an Amended and Restated Revolving Credit Loan Agreement (the "Loan Agreement"), with two banks that replaced the previous financing arrangements with the banks. The Loan Agreement provides a $60 million line of credit. The borrowings were secured by the real estate assets of the Company, with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 275 basis points for borrowings up to $40 million, and prime plus .5% for borrowings in
excess  of  $40 million, plus certain customary fees.   The  Loan
Agreement was scheduled to mature on February 1, 1999. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes
certain   customary  representations  and  covenants,   including
restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. As of March 31, 1998, the Company had violated certain covenants as set forth in the Loan Agreement, including those related to the Company's projects
exceeding   three  stories,  and  certain  financial   covenants,
specifically, those related to net worth and net income.

On April 30, 1998, the Company entered into a new $80 million Revolving Credit Loan Agreement (the "New Loan Agreement") with LaSalle National Bank, American National Bank and BankBoston, which replaced the Loan Agreement. The three banks participate in the $80 million facility as follows: LaSalle National Bank, $35 million; American National Bank, $25 million; and BankBoston, $20 million. The borrowings are secured by the real estate assets of the Company with certain exceptions. Borrowings under the New Loan Agreement bear interest at LIBOR plus 300 basis points for borrowings up to $70 million and prime plus .75% for borrowings in excess of $70 million, plus certain customary fees. The New Loan Agreement is scheduled to mature on February 1, 2000. Available borrowings under the New Loan Agreement are reduced by the amount
of  letters  of  credit  outstanding.   The  New  Loan  Agreement
includes   certain   representations  and  covenants,   including
restrictions on the Company's ability to pay dividends and the maintenance of certain financial ratios.

During the quarter ended March 31, 1998, while the Company was securing its New Loan Agreement, the Company entered into four interim financing arrangements to provide funding for certain projects which were not provided for under the Company's then existing Loan Agreement.

On February 24, 1998, the Company borrowed $487,000 on an unsecured basis from Maurice Sanderman, the Company's Chairman and President. The unsecured note was at a rate of prime plus 3.0% with a maturity date of October 1, 1998. These funds were used to pay the property taxes for 1996 and 1997 which became due on a building owned by the Company at 201 N. Wells, Chicago, Illinois. The payment of these taxes were not provided for under the terms of the then existing Loan Agreement. The Company has entered into a contract to sell this property. This loan is scheduled to be repaid at the closing of the sale.

On March 16, 1998, the Company entered into a $15 million Construction Loan Agreement with LaSalle National Bank with a maturity date of February 20, 1999, at a rate of Prime plus 1.0%. Advances under this loan totaled $4,931,562 and were used to provide construction funds for the Company's Erie Tower Project located at 375 West Erie Street, Chicago, Illinois. Concurrent with the funding of the New Loan Agreement, on May 12, 1998, this Construction Loan Agreement was repaid in full.

On March 17, 1998, in order to acquire the property located at 3228-3244 North Halsted, Chicago, Illinois, the Company entered into two interim financing arrangements. The first was a promissory note with Cohen Financial Corporation in the amount of $1.6 million at a rate of prime plus 1.0% with a maturity date of October 1, 1998. This note was secured by a mortgage on the property located at 3228-3244 North Halsted Street, Chicago, Illinois. The second, was an unsecured note in the amount of $890,000 from Maurice Sanderman, the Company's Chairman and President. The unsecured note was at a rate of prime plus 3.0% with an expiration date of October 1, 1998. Concurrent with the funding of the New Loan Agreement, on May 12, 1998, both notes were repaid in full.

On May 1, 1998, Erie Center Lofts, Inc., a wholly owned subsidiary of the Company, entered into a Secured Subordinated Promissory Note with a maturity date of June 30, 1999, and an interest rate of twenty percent (20%) with Maurice Sanderman, the Company's Chairman and President. The note is secured by a junior mortgage on the property commonly known as Erie Tower located at 421 West Erie Street in Chicago, Illinois. This transaction was required under the New Loan Agreement as a partial substitute for $4 million of "additional equity financing" related to the Erie Tower Project. Principal payments under this note may only be paid out of net sales proceeds from the sale of units within Erie Tower only after all advances made under the New Loan Agreement related to the Erie Tower project have been repaid.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on March 25, 1998. As described in the Company's Proxy Statement Dated January 27, 1998, the two matters submitted to a vote of security holders were the election of two directors as Class I directors of the Company and the proposal to approve the Second Amendment to the Sundance Homes, Inc. 1993 Directors' Stock Option Plan.

          In the election of directors, each holder of Common Stock was entitled to vote the number of shares owned by such shareholder for as many persons as there were directors to be elected (in this case two directors), or to cumulate such votes and give one candidate as many votes as equaled the number of directors being elected (in this case two directors) multiplied by the number of such shares or to distribute such cumulative votes in any proportion among any number of candidates. Nominees who received the greatest number of votes, up to the number of directors to be elected, were elected.

The following summarizes the results of the shareholder vote:
  a) Election of Directors
                                           Votes in             Votes                      Authority        Broker Non-
     Name of Director Nominee               Favor              Opposed       Absentions    Withheld           Votes
  Class I (Terms Expire in 2001)
          Gerald Ginsburg                  6,800,365           -             -             36,750           -
          Joseph Atkin                     6,800,365           -             -             36,750           -

  b)   The shareholders voted to approve the Second Amendment to
       the Sundance Homes, Inc. 1993 Directors' Stock Option Plan
                               Votes in       Votes                       Authority   Broker Non-
                                 Favor       Opposed     Abstentions      Withheld      Votes

                               6,722,405      103,510       11,200           -              -

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit No. 10.1  - Unsecured Promissory Note dated February 24,
                              1998 issued to Maurice Sanderman

          Exhibit No. 10.2  - Unsecured Promissory Note dated March 17, 1998 issued to Maurice Sanderman

          Exhibit No. 10.3  - Secured Subordinated Promissory Note dated
                              May 1, 1998 issued to Maurice Sanderman

          Exhibit No. 27.1  - Financial Data Schedule

                         SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.


By:        /S/   Joseph R. Atkin              Date: May 15, 1998
       Joseph R. Atkin,  Vice President
         and Chief Financial Officer