Form 10-Q
period 1998-06-30
SUNDANCE HOMES INC
filed 1998-08-13
CIK 900616

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                 For the Quarterly Period Ended: June 30, 1998



                       Commission File Number:  0-21900
                                                -------


                             SUNDANCE HOMES, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Illinois                             36-3111764
      ------------------------------         ----------------------------
      (State or other jurisdiction of        (IRS Employer Identification
       incorporation or organization)                   Number)





               201 N. Wells, Suite 1800, Chicago, Illinois 60606
              --------------------------------------------------
             (Address of principal executive offices)  (Zip Code)



      Registrant's telephone number, including area code: (312) 338-3300


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).


                             Yes   X      No
                                 -----       -----


Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.


                             Yes   X      No
                                 -----       -----



At August 10, 1998, there were 7,809,125 shares outstanding of the registrant's Common Stock ($0.01 par value).

                             SUNDANCE HOMES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                           Page
                                                                            No.
                                                                           -----
PART I      FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets -
                June 30, 1998 (unaudited) and September 30, 1997.........      1

            Consolidated Statements of Income (unaudited) -
                three months and nine months ended June 30, 1998 and
                1997.....................................................      2

            Consolidated Statements of Cash Flows (unaudited) -
                nine months ended June 30, 1998 and 1997.................      3

            Notes to Consolidated Financial Statements...................    4-7

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................   8-13

PART II     OTHER INFORMATION

    Item 1. Legal Proceedings............................................     14

    Item 6. Exhibits and Reports on Form 8-K.............................     14

SIGNATURE PAGE...........................................................     15

EXHIBIT INDEX............................................................     16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          SUNDANCE HOMES, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share data)


                                                                     June 30,              September 30,
                                                                       1998                     1997
                                                                    -----------            ------------
                                                                    (unaudited)
ASSETS
------

Cash and cash equivalents                                            $    2,099             $      4,615
Real estate inventories                                                 107,028                   80,787
Prepaid expenses and other assets                                         2,703                    1,566
Property and equipment, net                                               5,903                    3,289
Deferred project start-up costs                                           3,641                    3,726
Income tax receivable                                                         0                      565
                                                                     ----------             ------------
  Total assets                                                       $  121,374             $     94,548
                                                                     ==========             ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued construction liabilities                $   13,255             $     23,711
Other accrued expenses                                                    1,858                    1,794
Customer deposits                                                         3,122                    2,116
Notes payable                                                            67,236                   33,087
Secured subordinated note payable to Principal Shareholder                2,500                        -
Deferred income taxes payable                                             1,418                    1,604
Unsecured subordinated notes payable to Principal Shareholder             4,193                    4,193
                                                                     ----------             ------------
  Total liabilities                                                      93,582                   66,505
                                                                     ----------             ------------

Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized,
    none issued or outstanding                                                -                        -
  Common stock, $0.01 par value, 20,000,000 shares authorized,
    7,809,125 shares issued and outstanding                                  78                       78
  Additional paid-in capital                                             26,980                   26,977
  Retained earnings                                                         734                      988
                                                                     ----------             ------------
  Total shareholders' equity                                             27,792                   28,043
                                                                     ----------             ------------
  Total liabilities and shareholders' equity                         $  121,374             $     94,548
                                                                     ==========             ============

  The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     (in thousands, except per share data)
                                  (unaudited)


                                                 Three months ended                 Nine months ended
                                                      June 30,                          June 30,
                                            -----------------------------     ----------------------------
                                                 1998            1997              1998            1997
                                            -------------   -------------     -------------    -----------
Residential sales                           $      35,167   $      23,739     $      80,044    $    61,582
Land sales                                          6,950               -             6,950              -
                                            -------------   -------------     -------------    -----------
Total Sales                                        42,117          23,739            86,994         61,582

Cost of residential sales                          31,512          21,003            71,347         56,464

Cost of land sales                                  5,898               -             5,898              -
                                            -------------   -------------     -------------    -----------
Total cost of sales                                37,410          21,003            77,245         56,464
                                            -------------   -------------     -------------    -----------

Gross profit                                        4,707           2,736             9,749          5,118

Selling expenses                                    2,701           1,932             6,865          5,543

General and administrative expenses                   977             768             3,307          3,170
                                            -------------   -------------     -------------    -----------
Income (loss) before provision (benefit) for
     income taxes                                   1,029              36              (423)        (3,595)

Provision (benefit) for income taxes                  412              14              (169)        (1,438)
                                            -------------   -------------     -------------    -----------
Net income (loss)                           $         617   $          22     $        (254)   $    (2,157)
                                            =============   =============     =============    ===========
Net income (loss) per share                 $        0.08   $        0.00     $       (0.03)   $     (0.28)
                                            =============   =============     =============    ===========
Weighted average number
  of shares outstanding                             7,807           7,807             7,807          7,807
                                            =============   =============     =============    ===========


  The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                        Nine months ended
                                                                             June 30,
                                                              -------------------------------------

                                                                     1998                 1997
                                                              ----------------     ----------------
Operating activities:
  Net income (loss)                                           $           (254)    $         (2,157)
  Adjustments to reconcile net income (loss) to net cash
   used for operating activities:
    Depreciation and amortization                                        1,555                  654
    Deferred income taxes                                                 (186)                (112)
    Changes in operating assets and liabilities:
      Real estate inventories                                          (28,104)              (8,557)
      Prepaid expenses and other assets                                 (1,137)              (1,286)
      Income tax receivables                                               565                    -
      Deferred project start up costs                                       85               (1,839)
      Accounts payable and accrued construction
       liabilities                                                     (10,456)              (8,722)
      Other accrued expenses                                                67               (3,019)
      Customer deposits                                                  1,006                1,763
                                                              ----------------     ----------------

Net cash used for operating activities                                 (36,859)             (23,275)
                                                              ----------------     ----------------

Investing activities - Property and equipment, net                      (2,306)              (1,273)
                                                              ----------------     ----------------

Financing activities:
  Borrowings under notes payable                                       113,998               81,425
  Repayments of notes payable                                          (79,849)             (59,706)
  Borrowings under notes payable to Principal Shareholder                5,479                    -
  Repayments of notes payable to Principal Shareholder                  (2,979)                   -
  Distributions to minority interest                                         -                 (161)
                                                              ----------------     ----------------

Net cash provided by financing activities                               36,649               21,558
                                                              ----------------     ----------------

Net decrease in cash and cash equivalents                               (2,516)              (2,990)

Cash and cash equivalents:

  Beginning of period                                                    4,615                4,501
                                                              ----------------     ----------------

  End of period                                               $          2,099     $          1,511
                                                              ================     ================

  The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION
------------------------------------

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

The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.


NOTE 2 - REAL ESTATE INVENTORIES
--------------------------------

Real estate inventories are summarized as follows (in thousands):

                                        June 30,        September 30,
                                          1998              1997
                                       ---------        -------------
Work-in-process:
     Land and development               $ 47,397           $33,682
     Construction inventory               42,963            29,732
Completed homes:
     Models                                1,557             6,668
     Speculative homes                     2,621               912
Capitalized overhead                       4,949             3,146
Capitalized interest                       7,541             6,647
                                        --------           -------
                                        $107,028           $80,787
                                        ========           =======

Model homes are constructed to help market a project and include allocations of land, land development and other allocable costs. Speculative homes represent non-model homes which are substantially complete and are not subject to a sales contract.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment are summarized as follows (in thousands):


                                                        June 30,                September 30,
                                                          1998                       1997
                                                      ------------            ----------------
     Model home upgrades and furnishings                   $ 7,979                      $4,307
     Equipment and furniture                                 3,226                       3,147
     Vehicles                                                  393                         379
     Leasehold improvements                                    446                          52
                                                      ------------            ----------------
                                                            12,044                       7,885
     Accumulated depreciation                                6,141                       4,596
                                                      ------------            ----------------
                                                           $ 5,903                      $3,289
                                                      ============            ================



NOTE 4 - NOTES PAYABLE
----------------------

Notes and mortgages payable are summarized as follows (in thousands):


                                             June 30,                September 30,
                                               1998                        1997
                                           ------------            -----------------
       Revolving credit loan                    $65,443                      $30,818
       Notes payable to Land Sellers              1,793                        2,269
                                           ------------            -----------------
                                                $67,236                      $33,087
                                           ============            =================

On April 30, 1998, the Company entered into a new $80 million Revolving Credit Loan Agreement (the "Loan Agreement") with LaSalle National Bank, American National Bank and BankBoston, which replaced the Company's existing credit loan agreement which provided for a $60 million line of credit. The three banks participate in the $80 million facility as follows: LaSalle National Bank, $35 million; American National Bank, $25 million; and BankBoston, $20 million. The borrowings are secured by the real estate assets of the Company with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 300 basis points for borrowings up to $70 million and prime plus 3/4% for borrowings in excess of $70 million, plus certain customary fees. The Loan Agreement is scheduled to mature on February 1, 2000. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes certain representations and covenants, including restrictions on the Company's ability to pay dividends and the maintenance of certain financial ratios. As of June 30, 1998, the Company had borrowed $65.4 million under the Loan Agreement and had $3.8 million outstanding letters of credit, leaving $10.8 available for future borrowings.

While the Company was securing its Loan Agreement, the Company entered into certain interim financing arrangements to provide funding for certain projects which were not provided for under the Company's prior credit agreement.

On March 16, 1998, the Company entered into a $15 million Construction Loan Agreement with LaSalle National Bank with a maturity date of February 20, 1999, at a rate of Prime plus 1.0%. Advances under this loan totaled $4,931,562 and were used to provide construction funds for the Company's Erie Tower Project located at 375 West Erie Street, Chicago, Illinois. Concurrent with the funding of the Loan Agreement, on May 12, 1998, this loan was repaid in full.

On March 17, 1998, the Company entered into an interim financing agreement with Cohen Financial Corporation in the amount of $1.6 million at a rate of prime plus 1.0% with a maturity date of October 1, 1998. This promissory note was secured by a mortgage on the property located at 3228-3244 North Halsted Street, Chicago, Illinois. Concurrent with the funding of the Loan Agreement, on May 12, 1998, this note was repaid in full.

The Company entered into interim financing arrangements with the Principal Shareholder as described in Note 5.

Notes payable to land sellers are non-interest bearing and are repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

NOTE 5 - SUBORDINATED NOTES PAYABLE TO PRINCIPAL SHAREHOLDER
------------------------------------------------------------

SECURED NOTE PAYABLE
--------------------

On May 1, 1998, Erie Center Lofts, Inc., a wholly owned subsidiary of the Company, entered into a $2.5 million Secured Subordinated Promissory Note with a maturity date of June 30, 1999, and an interest rate of 20% with Maurice Sanderman, the Company's Chairman and President. The note is secured by a junior mortgage on the property commonly known as Erie Tower located at 421 West Erie Street in Chicago, Illinois. Principal payments under this note may only be paid out of net sales proceeds from the sale of units within Erie Tower only after all advances made under the New Loan Agreement related to the Erie Tower project have been repaid.

UNSECURED NOTES PAYABLE
-----------------------

On February 24, 1998, the Company borrowed $487,000 on an unsecured basis from Maurice Sanderman, the Company's Chairman and President. The unsecured note was at a rate of prime plus 3.0% with a maturity date of October 1, 1998. These funds were used to pay property taxes for 1996 and 1997 which became due on a building owned by the Company at 201 N. Wells, Chicago, Illinois. The payment of these taxes was not provided for under the terms of the prior credit agreement. This loan was repaid on June 30, 1998 concurrently with the closing of the sale of the building.

On March 17, 1998, in order to acquire the property located at 3228-3244 North Halsted, Chicago, Illinois, the Company borrowed $890,000 on an unsecured basis from Maurice Sanderman, the Company's Chairman and President. The unsecured note was at a rate of prime plus 3.0% with an expiration date of October 1, 1998. The purchase of this property was not provided for under the terms of the prior credit agreement. Concurrent with the funding of the Loan Agreement, on May 12, 1998, this note was repaid in full.

On May 26, 1998 the Company borrowed $1,602,241 on an unsecured basis from Maurice Sanderman, the Company's Chairman and President. The unsecured note was at a rate of prime plus 3.0% with a maturity date of October 1, 1998. These funds were used to pay property taxes for 1990, 1991 and 1992, which became due through a court settlement on a building owned by the Company at 201 N. Wells, Chicago, Illinois. The payment of these taxes was not provided for under the terms of the Loan Agreement. This loan was repaid in full concurrent with the closing of the sale of the building on June 30, 1998.

As part of the public offering and recapitalization of the Company on July 9, 1993, the Company issued promissory notes to the Company's principal shareholder. The notes are subordinate to the Company's bank indebtedness, bear interest at 7 1/2% per annum, compounded daily, and originally matured in two equal annual installments on the first and second anniversaries of the offering. On September 30, 1997, the maturity date of the notes was extended to September 30, 1998. On April 30, 1998 concurrent with the execution of the Loan Agreement these notes were extended to February 1, 2000. Payment of the outstanding principal balances are subject to certain restrictions under the Loan Agreement. (See Note 4)

NOTE 6 - CONTINGENCIES
----------------------

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. These obligations are typically extinguished through the Company's completion of specified subdivision improvements and infrastructure. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. There have been no such draws during the nine months ended June 30, 1998 or the year ended September 30, 1997.

The Company currently leases 15,500 square feet of office space in Schaumburg, Illinois where its Suburban Properties Division is located. The Company also leases approximately 6,000 square feet of office space in Chicago, Illinois, where the Chicago Urban Properties Division and the Corporate Headquarters are located. Certain equipment is also currently leased under non-cancelable operating leases. During the quarter, the Company sold certain model homes to an unrelated third party and is leasing them back from the buyer.

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

OVERVIEW

During the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 the Company's residential sales increased by approximately $11.4 million or 48%. In addition, the average sales price per home closed increased by $21,700 from $166,300 to $188,000.

The Company closed 186 homes during the quarter ended June 30, 1998, a 32.9% increase over the 140 homes closed during the quarter ended June 30, 1997.

The Company's aggregate sales value in backlog at June 30, 1998 increased by 9.2% or $6.6 million to $78.0 million when compared to $71.4 million at June 30, 1997. In addition, the average sales price per home of the 402 homes in backlog at June 30, 1998 increased by $14,000 per home to $194,300 from $180,300 related to the 396 homes in backlog at June 30, 1997.

During the quarter ended June 30, 1998, the Company sold its position in two separate land parcels located in the City of Chicago. The Company sold its contractual rights to purchase a parcel of land located at 1300 West Diversey Parkway and secondly, sold the building and land located at 201 North Wells in Chicago. Revenue derived from these transactions during the quarter ended June 30, 1998 totaled $6,950,000.

The overall gross profit increased by $2.0 million or 72% and the Company's net profit increased by $595,000 to $617,000 for the quarter ended June 30, 1998.

Urban Development

The Company's wholly owned division which develops property under the name Chicago Urban Properties, Inc. took 46 new contracts totalling $7.1 million and delivered 46 units during the quarter ended June 30, 1998.

The Erie Centre Loft project consisting of 106 units is currently 99% sold with 88% of the units delivered as of June 30, 1998. The remaining units are scheduled for delivery in the fourth quarter of Fiscal 1998.

The Michigan Avenue Loft project consisting of 60 units is presently sold out. By the end of the quarter ended June 30, 1998 a total of 44 units were delivered. The remaining units are scheduled for delivery during the fourth quarter of Fiscal 1998.

Adjacent to the Erie Centre Lofts, the Company is constructing a 24-story building which will contain 126 condominium apartments and 251 parking spaces. This project is currently almost 50% sold with initial occupancy scheduled for early 1999.

The Company's three new projects in the Chicago urban market took 27 new contracts during the quarter. These projects include two new loft conversion projects located at 625 West Jackson Street, Chicago, IL and 942 West Madison Street, Chicago, IL. In addition, the Company's 130 unit new construction mid-rise condominium project at 3232 North Halsted, Chicago, IL opened for sale and is currently over 50% sold. Initial deliveries for each of these three new projects are expected to occur in Fiscal 1999.

Suburban Communities

During the quarter ended June 30, 1998, the Company's suburban properties division, Sundance Suburban Properties, Inc., took 186 new contracts, a 58% increase over the same period the prior year. Sutton on the Lake in Lake County and Bellchase in Lake in the Hills took 30 and 38 new contracts, respectively.

During the quarter ended June 30, 1998, the Company continued its expansion to the suburbs south of Chicago by purchasing approximately 400 lots in Orland Park and Lockport. The new communities, The Preserve in Orland Park and Arrowhead in Lockport, along with the existing south suburban communities of Cedar Creek in Matteson and Walnut Pointe in Bolingbrook took 89 new contracts during the quarter.

The Company's custom home and division, Rembrandt Homes delivered 19 homes and took 30 new contracts during the quarter in it's two primary projects, The Conservancy in Gurnee and St. Andrews in Vernon Hills.

During the quarter the Company opened a new state of the art 4,000 square foot Design Center, centrally located in suburban Chicago. This new facility is currently serving both Sundance Suburban and Rembrandt Homes customers.

Results of Operations

The following table sets forth, for the three months and nine months ended, the percentage of the Company's total sales represented by each income statement line item presented.

                                               Three months ended                Nine months ended
                                                    June 30,                         June 30,
                                             ----------------------            ---------------------
                                                1998        1997                  1998       1997
                                             ---------    ---------            ---------   ---------

Residential sales                               83.5%      100.0%                 92.0%     100.0%
Land sales                                      16.5%          -                   8.0%         -
                                             -------     -------               -------    -------

Total sales                                    100.0%      100.0%                100.0%     100.0%

Cost of residential sales                       74.8%       88.5%                 82.0%      91.7%
Cost of land sales                              14.0%          -                   6.8%         -
                                             -------     -------               -------    -------

Total cost of sales                             88.8%       88.5%                 88.8%      91.7%
                                             -------     -------               -------    -------

Gross Profit                                    11.2%       11.5%                 11.2%       8.3%

Selling expenses                                 6.4%        8.1%                  7.9%       9.0%
General and administrative expenses              2.3%        3.2%                  3.8%       5.1%
                                             -------     -------               -------    -------

Income (loss) before provision (benefit)
  for income taxes                               2.4%        0.2%                 (0.5)%     (5.8)%
Provision (benefit) for income taxes             1.0%        0.1%                 (0.2)%     (2.3)%
                                             -------     -------               -------    -------

Net income (loss)                                1.5%        0.1%                 (0.3)%     (3.5)%
                                             =======     =======               =======    =======

Residential Sales

Residential sales, which are recognized upon the closing and delivery of homes, increased $11.4 million or 48.1%, to $35.2 million, for the three months ended June 30, 1998 as compared to $23.7 million for the three months ended June 30, 1997. The Company also experienced increased sales revenue for the nine months ended June 30, 1998 as compared to the comparable period in 1997. Sales revenue increased $18.4 million, or 30.0%, from $61.6 million for the nine months ended June 30, 1997 to $80.0 million for the nine months ended June 30, 1998. This increase, for the quarter ended June 30, 1998, when compared to the quarter ended June 30, 1997 is due primarily to the increase in the number of units
closed in the quarter.   In addition, the average selling price increased by
$21,700 from $166,300 for the quarter ended June 30, 1997 to $188,000 for the quarter ended June 30, 1998.

Land Sales

During the quarter ended June 30, 1998, the Company sold the land and the 28 story building located at 201 North Wells in Chicago, Illinois. In February, 1997, the Company purchased the note and mortgage on this property and on April 13, 1998 obtained title through a foreclosure sale.

In addition, the Company sold its contractual rights to purchase a land parcel located at 1300 West Diversey in Chicago, Illinois. Revenue derived from these transactions totaled $6,950,000.

Cost of Residential Sales

Cost of residential sales, as a percentage of residential sales, increased by
1.1 percentage points to 89.6% for the quarter ended June 30, 1998 as compared to 88.5% for the quarter ended June 30, 1997. Cost of residential sales, as a percentage of residential sales, decreased by 2.6 percentage points to 89.1% for the nine months ended June 30, 1998 as compared to 91.7% for the nine months ended June 30, 1997. Cost of residential sales increased by $10.5 million from $21.0 million for the quarter ended June 30, 1997 to $31.5 million for the quarter ended June 30, 1998. Cost of residential sales increased by $14.9 million from $56.4 million for the nine months ended June 30, 1997 to $71.3 million for the nine months ended June 30, 1998. The primary reason for the increase in the cost of residential sales was the increased number of residential units closed during the quarter and the nine month period ended June 30, 1998.

Gross Profit

Gross profit as a percentage of total sales was 11.2% for the quarter ended June 30, 1998, compared to 11.5% for the same period in 1997. Gross profit as a percentage of total sales increased to 11.2% for the nine months ended June 30, 1998, compared to 8.3% for the same period in 1997. Gross profit increased by $2.0 million from $2.7 million for the quarter ended June 30, 1997 to $4.7 million for the quarter ended June 30, 1998. Gross profit increased by $4.6 million from $5.1 million for the nine months ended June 30, 1997 to $9.7 million for the nine months ended June 30, 1998. The increase in the gross profit for the quarter and the nine month period ended June 30, 1998 was attributable to the Company's land sales during the period, the Company's continued closings in its urban division, continued closings in the Company's new custom suburban project, and increased margins in the Company's suburban homes. The increase in gross profit was partially offset by the sale of model homes to an unrelated third party at reduced margins.

Selling, General and Administrative Expenses

Selling expenses as a percentage of total sales decreased by 1.7 percentage points from 8.1% for the quarter ended June 30, 1997 to 6.4% for the quarter ended June 30, 1998. Selling expenses as a percentage of total sales decreased by 1.1 percentage points from 9.0% for the nine months ended June 30, 1997 to 7.9% for the nine months ended June 30, 1998. The decrease in selling expenses for the quarter ended June 30, 1998, as a percentage of total sales, was primarily a result of the increase in sales revenue during the quarter. Actual selling expenses increased by $0.8 million from $1.9 million for the quarter ended June 30, 1997 to $2.7 million for the quarter ended June 30, 1998 and increased by $1.3 million from $5.5 million during the nine months ended June 30, 1997 to $6.8 million for the nine months ended June 30, 1998. This increase, for the quarter and nine months ended June 30, 1998, resulted primarily from variable costs associated with increased deliveries, as well as increased advertising expenditures resulting from the opening of new communities.

General and administrative expenses increased by $0.2 million to $1.0 million for the quarter ended June 30, 1998 compared to $0.8 million for the quarter ended June 30, 1997. General and administrative expenses increased by $0.1 million to $3.3 million for the nine months ended June 30, 1998 compared to $3.2 million for the nine months ended June 30, 1997. As a percentage of total sales, general and administrative expenses decreased from 3.2% for the quarter ended June 30, 1997 to 2.3% for the quarter ended June 30, 1998. As a percentage of total sales, general and administrative expenses decreased from 5.1% for the nine months ended June 30, 1997 to 3.8% for the nine months ended June 30, 1998. This decrease was due primarily to the Company's continued efforts to control general and administrative expenses.

Income Taxes

The provision for income taxes for the three and nine months ended June 30, 1998 and 1997 reflect management's estimate of the Company's effective tax rate of approximately 40.0%.

Seasonality and Variability in Quarterly Results

The Company has experienced, and expects to continue to experience, significant seasonal and quarterly variability in residential sales and net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's houseline inventory activity, land and building acquisition and development requirements, and in lesser part to the Company's net income. Net cash used for operating activities for the nine months ended June 30, 1998 increased by approximately $13.6 to $36.9 million compared to net cash used for operating activities of $23.2 million in the comparable period in 1997 primarily due to the increase in real estate inventories.

On April 30, 1998, the Company entered into a new $80 million Revolving Credit Loan Agreement (the "Loan Agreement") with LaSalle National Bank, American National Bank and BankBoston, which replaced the Company's existing credit loan agreement which provided for a $60 million line of credit. The three banks participate in the $80 million facility as follows: LaSalle National Bank, $35 million; American National Bank, $25 million; and BankBoston, $20 million. The borrowings are secured by the real estate assets of the Company with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 300 basis points for borrowings up to $70 million and prime plus 3/4% for borrowings in excess of $70 million, plus certain customary fees. The Loan Agreement is scheduled to mature on February 1, 2000. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes certain representations and covenants, including restrictions on the Company's ability to pay dividends and the maintenance of certain financial ratios. As of June 30, 1998, the Company had borrowed $65.4 million under the Loan Agreement and had $3.8 million outstanding letters of credit, leaving $10.8 available for future borrowings.

While the Company was securing its Loan Agreement, the Company entered into certain interim financing arrangements to provide funding for certain projects which were not provided for under the Company's prior credit agreement.

On February 24, 1998, the Company borrowed $487,000 on an unsecured basis from Maurice

Sanderman, the Company's Chairman and President. The unsecured note was at a rate of prime plus 3.0% with a maturity date of October 1, 1998. These funds were used to pay property taxes for 1996 and 1997 which became due on a building owned by the Company at 201 N. Wells, Chicago, Illinois. The payment of these taxes was not provided for under the terms of the prior credit agreement. This loan was repaid on June 30, 1998 concurrently with the closing of the sale of the building.

On March 16, 1998, the Company entered into a $15 million Construction Loan Agreement with LaSalle National Bank with a maturity date of February 20, 1999, at a rate of Prime plus 1.0%. Advances under this loan totaled $4,931,562 and were used to provide construction funds for the Company's Erie Tower Project located at 375 West Erie Street, Chicago, Illinois. Concurrent with the funding of the Loan Agreement, on May 12, 1998, this loan was repaid in full.

On March 17, 1998, in order to acquire the property located at 3228-3244 North Halsted, Chicago, Illinois, the Company entered into two interim financing arrangements. The first was a promissory note with Cohen Financial Corporation in the amount of $1.6 million at a rate of prime plus 1.0% with a maturity date of October 1, 1998. This note was secured by a mortgage on the property located at 3228-3244 North Halsted Street, Chicago, Illinois. The second, was an unsecured note in the amount of $890,000 from Maurice Sanderman, the Company's Chairman and President. The unsecured note was at a rate of prime plus 3.0% with an expiration date of October 1, 1998. Concurrent with the funding of the Loan Agreement, on May 12, 1998, both notes were repaid in full.

On May 26, 1998 the Company borrowed $1,602,241 on an unsecured basis from Maurice Sanderman, the Company's Chairman and President. The unsecured note was at a rate of prime plus 3.0% with a maturity date of October 1, 1998. These funds were used to pay property taxes for 1990, 1991 and 1992, which became due through a court settlement on a building owned by the Company at 201 N. Wells, Chicago, Illinois. The payment of these taxes was not provided for under the terms of the Loan Agreement. This loan was repaid in full concurrent with the closing of the sale of the building on June 30, 1998.

In addition to the interim financing arrangements, on May 1, 1998, Erie Center Lofts, Inc., a wholly owned subsidiary of the Company, entered into a $2.5 million Secured Subordinated Promissory Note with a maturity date of June 30, 1999, and an interest rate of 20% with Maurice Sanderman, the Company's Chairman and President. The note is secured by a junior mortgage on the property commonly known as Erie Tower located at 421 West Erie Street in Chicago, Illinois. Principal payments under this note may only be paid out of net sales proceeds from the sale of units within Erie Tower only after all advances made under the New Loan Agreement related to the Erie Tower project have been repaid.

Notes payable to land sellers are non-interest bearing and are repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

The Company believes that its current credit facility together with its cash flow from operations will be sufficient to fund projected near term requirements including land acquisition and any relevant market opportunities as well as its plans to expand its inventory of developed land.

PART II. OTHER INFORMATION



Item 1.   Legal Proceedings

          The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.


Item 6.   Exhibits and Reports on Form 8-K

          Exhibit No. 10.1 -     Revolving Loan Credit Agreement dated April 30,
                                 1998 by and between the Company and LaSalle
                                 National Bank, American National Bank and
                                 BankBoston

          Exhibit No. 10.2 -     Secured Subordinated Promissory Note dated May
                                 1, 1998 by and between Maurice Sanderman and Erie Centre Lofts, Inc.

          Exhibit No. 27.1 -     Financial Data Schedule

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.


By:   /S/   Joseph R. Atkin                     Date: August 14, 1998
      -----------------------------------
      Joseph R. Atkin,  Vice President
      and Chief Financial Officer

                                  EXHIBIT INDEX

          Exhibit No. 10.1 -     Revolving Loan Credit Agreement dated April 30,
                                 1998 by and between the Company and LaSalle
                                 National Bank, American National Bank and
                                 BankBoston

          Exhibit No. 10.2 -     Secured Subordinated Promissory Note dated May
                                 1, 1998 by and between Maurice Sanderman and Erie Centre Lofts, Inc.

          Exhibit No. 27.1 -     Financial Data Schedule