Form 10-K
period 1998-09-30
SUNDANCE HOMES INC
filed 1999-01-13
CIK 900616

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended: September 30, 1998

                         Commission File Number 0-21900

                              SUNDANCE HOMES, INC.
             (Exact name of registrant as specified in its charter)

                Illinois                                   36-3111764
     (State or other jurisdiction              (IRS Employer Identification No.)
   of incorporation or organization)

               150 West Center Court, Schaumburg, Illinois  60195
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (847) 255-5555

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [X]

On December 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's Common Stock as quoted on the Nasdaq Stock Market's National Market, was approximately $2,338,506. (For purposes of calculating this amount only directors, executive officers, and beneficial owners of 5% or more of the Common Stock of the registrant have been deemed affiliates).

Number of shares of the registrant's outstanding Common Stock at December 31, 1998: 7,813,144.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders, scheduled to be held on March 3, 1999, are incorporated by reference into Part III of this Report.

                              SUNDANCE HOMES, INC.


                                   FORM 10-K

                               TABLE OF CONTENTS

Page

PART I
   Item 1.     Business.............................................................   3 - 15

   Item 2.     Properties...........................................................       15

   Item 3.     Legal Proceedings....................................................       16

   Item 4.     Submission of Matters to a Vote of Security Holders..................       16


PART II
   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters       17

   Item 6.     Selected Consolidated Financial Data.................................       18

   Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................  18 - 26

   Item 8.     Financial Statements and Supplementary Data..........................       26

   Item 9.     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.................................................       26


PART III
   Item 10.    Directors and Executive Officers of the Registrant...................       27

   Item 11.    Executive Compensation...............................................       27

   Item 12.    Security Ownership of Certain Beneficial Owners and Management.......       27

   Item 13.    Certain Relationships and Related Transactions.......................       27


PART IV
   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  28 - 29

SIGNATURES..........................................................................       30

                                     PART I
Item 1. Business

The Company

Sundance Homes, Inc. (the "Company") is a builder of single family homes in the Chicago metropolitan area and condominiums in the Chicago urban market. Prior to September 1996, the Company primarily was a builder of affordably priced, single-family detached and attached homes in the Chicago metropolitan area.

The Chicago metropolitan area, which includes Cook County and the five surrounding counties (McHenry, Lake, DuPage, Kane and Will Counties, commonly referred to as the "collar counties"), is the third largest metropolitan area in the United States. Management believes that housing demand in these areas is strong due in large part to their proximity to concentrated job markets which have developed along major highways to the north, northwest, southwest and west of Chicago.

The Chicago urban market includes the Loop area, South Loop, West Loop, New East Side, River North, Streeterville and the Gold Coast. Extensive development is taking place in other areas near the traditional Loop boundaries. These include the areas between Roosevelt Road and Cermak Road, and Halsted Street west to the United Center, and as far as 5800 north along the Ravenswood corridor. Management believes that housing demand in this market is strong due to the high rents in the markets, job growth in the downtown area, the long commute times between the city and the suburbs and the numerous amenities available in the Chicago downtown area to prospective home buyers.

The Company is currently operating three divisions: Sundance Suburban Properties; Rembrandt Homes; and Chicago Urban Properties. The Sundance Suburban Properties Division focuses on affordably priced entry-level and first time move-up houses primarily in the collar counties surrounding Chicago. The Rembrandt Division focuses primarily on the semi-custom and custom market primarily in the north and northwest Chicago suburban counties. The Chicago Urban Properties Division focuses primarily on loft-conversion, townhouse and new construction of mid and high-rise apartment condominiums in the City of Chicago. The Company believes that the division structure allows each operating entity to provide a focused insight into the markets, competition, subcontractor pricing, and consumer tastes in which it operates. Each division operating team is responsible for the product development, sales and marketing, home construction and customer service aspects of their projects. Corporate office support is provided for broad marketing and promotional strategic decisions, accounting, finance, and information systems.

The Company currently has 23 communities in various stages of planning and development and an additional five properties under contract or option. At September 30, 1998, the Company had 384 homes subject to sales contracts. The Company currently owns or controls sufficient land and buildings for the development of approximately 1,852 housing units and is evaluating the purchase of additional land and buildings, most of which is unentitled, for the possible development of approximately 294 additional housing units.

In September 1996, the Company entered the urban real estate market with the introduction of two condominium-loft conversion projects in Chicago. In 1998, the Company continued to increase its presence in the Chicago urban market with its Chicago Urban Properties division, which completed construction on three condominium-loft conversion projects. Additionally, the Company made significant progress on completing its 24-story high rise condominium apartment project, and opened for sale two new condominium-loft conversions and our condominium apartment project in Chicago.

Also in 1998, the Company continued its expansion of its custom home division, Rembrandt Homes. The Company closed 36 custom homes in the $350,000-650,000 price range in Vernon Hills, Illinois on land that was acquired in 1997 and 1998. The Company also acquired scattered developed and undeveloped lots in high-demand areas for future expansion.

Across all of its divisions, the Company strives to deliver superior value to all market segments by providing innovative designs and diverse, high-quality products. The Company typically broadens its appeal to various market segments by offering one or more product lines within each suburban and urban project. Each product offering is architecturally designed to complement other products within the project and create a sense of community.

Business Strategy

The Company's home building strategy consists of the following key elements:

Value Pricing, Customer Satisfaction, and Commitment to Quality. The Company strives to deliver superior value across market segments by pricing its homes competitively while consistently providing innovative designs and high-quality products. The Company's commitment to overall customer satisfaction through quality construction is the cornerstone of its business strategy. The Company acts as general contractor on most of its projects and requires that its subcontractors and suppliers use high-quality, durable materials in the construction of its homes. The project manager for each project is responsible for ensuring that each home in the project meets the Company's standards for workmanship and materials.

Growth-Oriented Markets. The Company focuses its home-building in suburban communities and urban neighborhoods where land acquisition costs have remained low and demand for entry-level, move-up, custom, and urban-style homes is strong. Demographic shifts in the housing market combined with the diverse and stable economic environment in Chicago have translated into population increases in and around the downtown area. The Company will continue to evaluate extending its home-building activities to other areas as opportunities consistent with the Company's strategy arise.

Innovative Design and Effective Marketing. The Company monitors the design and feature preferences of home buyers in its markets and uses this market research to provide innovative, space-efficient and desirable architectural designs and home amenities. In each project, the Company creates and maintains a series of model homes representing the home plans offered. The Company believes that the effective use of a variety of model homes plays an integral role in marketing the competitive advantages of its home design to prospective buyers.

Property Acquisition and Development. The Company strives to minimize its overall property costs and the risks associated with the development of unentitled property by, whenever possible, using options and other financing arrangements that allow the Company to control property through the entitlement process, but defer the payment for such property until the entitlement process has been completed and the Company is prepared to commence construction. For a description of the entitlement process, see "Governmental Regulation and Environmental Controls".

The Company has substantial experience in obtaining the entitlements necessary to develop residential and urban properties. In addition, the Company will occasionally purchase entitled property to the extent that the price and terms of such purchases are believed by the Company to be advantageous.

Cost Control. The Company controls the cost of developing its projects by: (i) seeking to purchase property at a low cost per unit; (ii) using its position as a leading homebuilder in its markets to obtain favorable pricing on construction materials and labor from its subcontractors; (iii) adhering to construction schedules and monitoring the physical progress and costs of construction with the use of a computerized tracking system; and (iv) striving to achieve rapid inventory turnover by pricing its homes at competitive levels and entering into sales contracts for a majority of its homes prior to commencement of construction.

Summary of Residential Projects

Since 1983, the Company has closed sales of approximately 6,100 homes and has completed 28 projects in the Chicago metropolitan area. The table following presents information relating to the Company's completed projects in the Chicago metropolitan area as of September 30, 1998.

                                                             Total Number    Average
             Project                County   Year Completed    of Homes    Sales Price
----------------------------------  -------  --------------  ------------  -----------

The Orchards (Lake Zurich)........  Lake          1984            72        $116,000

Woodridge Center..................  DuPage        1984            18          81,000

Newport Trail.....................  DuPage        1985            22         116,000

The Orchards (Carol Stream).......  DuPage        1985            48          81,000

Woodale of Bartlett...............  DuPage        1985            76         116,000

Spring Valley.....................  DuPage        1986            88         126,000

University Heights................  DuPage        1986           196         122,000

Amber Lakes.......................  DuPage        1987           283          86,000

Pine Ridge South..................  DuPage        1987           135          96,000

Timber Lake Estates...............  Lake          1987            66         181,000

Chestnut Place....................  Cook          1989            20         130,000

Pine Ridge........................  DuPage        1989           220         120,000

Woodglen Village..................  DuPage        1989            63         132,000

Sussex Square.....................  Cook          1990           159         109,000

Hampton Woods.....................  McHenry       1991            78         180,000

Arbor Ridge.......................  DuPage        1992            79         247,000

Heritage At Stratford.............  DuPage        1992            99         237,000

Parkside on the Green.............  Cook          1992           308         167,000

Victoria Woods....................  McHenry       1993           116         231,000

River's Edge......................  Kane          1995            22         205,000

Lake in the Woods.................  DuPage        1995            34         247,000

Spring Lake Farm..................  McHenry       1995           432         148,000

Wildflower........................  DuPage        1997           251         199,000

Deloraine.........................  Cook          1998            23         231,000

Cherry Hill.......................  Cook          1998            29         205,000

Spring Lake Farm South............  McHenry       1998           279         247,000

Ravinia Woods.....................  Lake          1998           373         148,000

St. Paul Lofts....................  Cook          1998            82         199,000

Various model homes and odd lots..   --            --            119         254,000

The following table presents information relating to the Company's current and planned projects as of September 30, 1998:


                                                                Estimated                            Homes
                                                                 Homes at                             in
                                             Initial Closing    Completion    Homes      Homes      Backlog         Sales
   Project               Location            (Fiscal Quarter)       (1)       Closed   Remaining      (2)      Price Ranges (3)
   -------               --------            ----------------   ----------    ------   ---------    -------    ----------------
Sundance Suburban Properties, Inc.

Country Walk             Round Lake Beach,     3rd Qtr. 1992       780          771         9            1     $119,900-184,990
                         Lake County

Heartland Meadows        Elgin/South Elgin,    4th Qtr. 1994       685          635        50            2     $122,990-135,990
                         Kane County

Bellchase                Lake in the Hills,    2nd Qtr. 1995       578          336       242           13     $124,500-192,900
                         McHenry County

Sutton on the Lake       Round Lake Beach,     4th Qtr. 1996       481          225       256           38     $119,990-189,490
                         Lake County

McCarty's Mill           Aurora,               4th Qtr. 1997       111           33        78           11     $142,000-153,000
                         Kane County

Georgian Court           Addison,              1st Qtr. 1998        47           15        32            1     $130,500-210,000
                         Cook County

Hometown Square          Oswego,               1st Qtr. 1998        26           15        11            5     $139,990-166,990
                         Kane County

Walnut Pointe            Bolingbrook,          3rd Qtr. 1998       166           17       149           22     $144,990-180,490
                         Will County

Cedar Creek              Matteson,             3rd Qtr. 1998       146           12       134           36     $158,990-243,490
                         Cook County

Arrowhead                Lockport,             3rd Qtr. 1998       310           21       289           28     $122,000-192,500
                         Will County

The Preserves            Orland Park,          1st Qtr. 1999       106            0       106           12     $204,990-248,490
                         Cook County

Properties Under         Algonquin,                                 71            0        71            0
Contract (4)             McHenry County                          -----        -----     -----          ---

                         Sub-total                               3,507        2,080     1,427          169

Rembrandt Homes, Inc.

Conservancy              Gurnee,               2nd Qtr. 1995       131          117        14            7     $226,990-254,990
                         Lake County

Gregg's Landing          Vernon Hills,         1st Qtr. 1998       135           36        89           12     $350,000-650,000
                         Lake County

Lakeside Estates         Palatine,             3rd Qtr. 1998         2            1         1            0     $385,000-475,000
                         Cook County

White Oaks (4)           Long Grove,                                 1            0         1            0     $600,000-650,000
                         DuPage County

Indian Creek (4)         Buffalo Grove,                              7            0         7            0     $400,000-500,000
                         Lake County

Property Under           Kildeer,                                   13            0        13            0
Contract (4)             Lake County                             -----        -----     -----          ---

                         Sub-total                                 289          154       125           19

                                                                   Estimated                            Homes
                                                                    Homes at                              in
                                                 Fiscal Quarter    Completion    Homes      Homes      Backlog         Sales
   Project                      Location         Initial Closing       (1)       Closed   Remaining      (2)      Price Ranges (3)
   -------                      --------         ---------------   ----------    ------   ---------    -------    ----------------
Chicago Urban Properties, Inc.

St. Paul Townhomes        Chicago, Cook County    3rd Qtr. 1997          3           0         3           2      $290,000-319,000

Erie Center Lofts         Chicago, Cook County    4th Qtr. 1997        109         104         5           3      $ 92,900-399,900

Michigan Ave. Lofts       Chicago, Cook County    2nd Qtr. 1998         60          58         2           1      $140,535-198,650

Erie Tower                Chicago, Cook County    2nd Qtr. 1999        126           0       126          60      $141,000-535,000

Arthouse Lofts (4)        Chicago, Cook County                          28           0        28          15      $ 89,000-246,000

Plaza 32 (4)              Chicago, Cook County                         130           0       130          76      $137,000-305,000

Capitol Hill Lofts (4)    Chicago, Cook County                          90           0        90          39      $109,000-325,000

Properties Under          Chicago, Cook County                         210           0       210           0
Contract (4)                                                         -----       -----     -----         ---

                          Sub-total                                    756         162       594         196
                                                                     -----       -----     -----         ---

                          Total:                                     4,552       2,396     2,146         384
                                                                     =====       =====     =====         ===


(1) The estimated number of homes to be built at completion is subject to change and there can be no assurance that the Company will build these homes.
(2) Homes in backlog refers to homes subject to sales contracts that, as of September 30, 1998, had not closed and there can be no assurance that closings of such homes will occur.
(3) Reflects base price, excluding any lot premiums and buyer-selected options, which vary from project to project.
(4) The Company does not currently have an estimate as to when an initial closing will occur.

Property Acquisition and Development

The Company selects property for acquisition and development based upon a variety of factors, including: (i) financial and legal review as to the feasibility of the proposed project, including projected profitability; (ii) demographic and marketing studies; (iii) competition within the area of the proposed project; (iv) proximity to concentrated job markets, quality of school districts and local traffic corridors; (v) infrastructure requirements for grading, drainage, utilities and streets; and (vi) management's judgment as to the real estate market, economic trends and the Company's experience in a particular area. The development approach for the Company's suburban projects varies from its urban projects due to the nature of the acquired property.

Suburban Development. The Company seeks to minimize its overall land costs and the risks associated with developing unentitled land, whenever possible, by using options and other financing arrangements that allow the Company to control land through the entitlement process but defer the payment for such land until the entitlement process has been completed and the Company is prepared to commence construction. The Company strives to negotiate land purchase contracts that allow the Company to purchase portions of a parcel as close as possible to the commencement of construction.

After control of a parcel of unentitled land has been obtained, the Company prepares preliminary and final plans for each project, providing for infrastructure, neighborhoods, wetland preservation, educational and other public facilities, as well as open space. Once preliminary plans have been prepared, the Company must obtain numerous governmental approvals, licenses, permits and agreements, commonly referred to as "entitlements," before it can commence development and construction. In the Chicago metropolitan area, obtaining the many necessary entitlements for large residential developments is an extended process which generally takes one to two years and can involve a number of different governmental jurisdictions and agencies and considerable expense. No assurance can be given, however, that the Company will be able to obtain entitlements within originally projected time frames. Unless and until the requisite entitlements are received, a homebuilder generally does not have any rights to develop a project. For a description of the entitlement process, see "Government Regulation and Environmental Controls."

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

Urban Development. The Company is developing two different products in the downtown Chicago market. For the majority of the Company's urban development, the Company targets for acquisition former or current manufacturing buildings which are suitable for the conversion to residential loft-condominiums. The Company is also targeting for acquisition parcels for use in developing multi-story apartment condominiums. Typically, any building on a parcel of land of this type would be torn down prior to new construction beginning. Each of the factors outlined in the acquisition process above is performed on these sites, including assessing the Company's ability to obtain appropriate entitlements and
zoning.   Other factors evaluated are the Company's ability to provide adequate parking capacity and access to public transportation, commercial centers, and various City of Chicago amenities.

Prior to acquisition, the Company prepares architectural drawings, performs environmental testing and assessments, reviews zoning and entitlement requirements, and prepares feasibility studies based on projected absorption and estimated construction costs. The Company has been able to start initial construction activities soon after acquisition and typically opens for sale within six months after acquisition as the evaluation and zoning period is much shorter than for suburban developments.

Home and Community Design

The Company continuously engages in market research in an effort to ensure that its home designs, features, and selling strategies address the preferences of potential home buyers. The Company closely monitors new trends in the industry, while carefully tracking the design features chosen by buyers of its homes as well as those offered by competitors in the marketplace.

In 1998, the Company opened a state-of-the-art Design Center in Schaumburg, Illinois to provide its suburban customers with the opportunity to make design selections in a controlled, retail environment. Each customer that visits the Design center is surveyed in order to identify areas for improvement. In addition to surveying its customers during the purchasing process, the Company conducts focus groups, exit interviews at its model home sites, telephone surveys, and statistical demographic studies in an effort to produce the most desirable architectural designs and home amenities. The Company's marketing and design teams develop detailed standards and specifications for each new product line and then work closely with one of a select number of unaffiliated architectural firms to produce a product line that delivers the home designs and features preferred by the target home buyers.

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

The Company also typically acts as general contractor for its urban project developments. The Company employs a project construction managers who supervise one or more building conversions, and construction superintendents who supervise all phases of construction for a particular building. The length of time of the construction process for urban projects varies due to the amount of demolition, environmental or other construction requirements. Additionally, occupancy requirements typically specify completion of an entire phase prior to the initial closings, and as such will usually result in an approximate nine to eighteen month construction cycle. The Company hired an outside general contractor to build the core building for its 24-story Erie Tower project. The Company plans on using its own supervisory personnel for all individual unit trim work.

Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price per model for a varying term, usually six months to one year. The Company generally uses a competitive bidding process among competing subcontractors prior to entering into a subcontracting agreement. Construction labor has generally been available to the Company, but the home-building industry has in the past experienced occasional shortages of skilled labor in certain markets.

The Company negotiates price and volume discounts with manufacturers and suppliers on behalf of subcontractors to take advantage of its volume of production. Management believes that this strategy has given the Company an advantage in producing quality homes at the lowest possible cost.

The Company typically obtains price guarantees from manufacturers and material suppliers, but makes no long-term purchase commitments to material suppliers on behalf of subcontractors. Materials used in the construction of the Company's projects are available from a number of sources, but material prices may fluctuate due to various factors, including supply and demand imbalances. In light of such fluctuation, the Company continues to evaluate various alternative sources of materials such as using metal frames and engineered lumber (i.e., soft woods in laminated form) instead of construction lumber for certain purposes. Although there is presently an adequate supply of labor and materials for the Company's projects, it is possible that future shortages of skilled workers and/or materials may occur.

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

In the Chicago urban market, the completion time of each project typically ranges from nine months to eighteen months depending upon the size and number of condo or loft units per project.

The Company has historically provided a one year limited warranty of workmanship and materials and a two year limited warranty on the working systems for each of its homes. Beginning in 1995, the Company expanded its warranty policy to include a ten year limited warranty against certain structural defects. Historically, the Company has not incurred any significant financial costs relating to any warranty claims or defects in construction (see "Legal Proceedings").

Marketing and Sales

The Company attracts initial interest in its communities/projects through a comprehensive marketing program that employs various forms of media such as newspaper, radio, television, direct mail, and billboards. While the Company is innovative in its use of media vehicles to market its products, it believes that its reputation for building high-quality homes also assists in this process.
For that purpose, the Company complements its direct marketing in both the suburban and urban markets with a buyer referral program in which buyers of the Company's homes receive referral fees for introducing new buyers to the Company.

The Company believes that the effective use of model homes plays an integral role in demonstrating the competitive advantages of its home designs and features to prospective home buyers. The Company has an exclusive relationship with an award winning interior designer who is responsible for creating and maintaining attractive model homes for each product line.

A majority of the Company's homes are sold by full-time, commissioned employees who typically work from sales offices (open seven days a week) located within each project. Additionally, the Company sells homes through independent brokers. Employees assist prospective buyers throughout the home buying process by providing them with information from a network database on the available product lines, pricing, options and upgrades, mortgage financing (including qualifying criteria), warranties and construction. The concentration of the Company's developments within the Chicago metropolitan area makes it possible for the Company to retain sales employees for a long-term, rather than on a project-by-project basis, which management believes results in reduced training costs and a more knowledgeable and motivated sales force.

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

Backlog

The Company's homes are generally offered for sale in advance of their construction. A majority of the Company's home sales during 1998 were sold pursuant to standard sales contracts entered into prior to commencement of construction. The Company's standard sales contract generally requires the customer to make an earnest money deposit upon signing. This deposit may range from a nominal amount for an FHA or VA financed purchase, to 5% to 10% of the purchase price for a buyer using conventional financing. Upon execution of the contract and receipt of the deposit, the home sale is included in backlog. The Company recognizes revenue on residential sales at closing, when title to the home has passed to the buyer.

The following table provides certain backlog information for the twelve month periods presented:

                                                            September 30,
                                             -----------------------------------------
                                               1998             1997            1996
                                             -----------------------------------------
                                                       (dollars in thousands)
Number of home sales closed during the           652              636              701
 twelve month period

Lots/units owned and available for             1,852            1,920            1,717
 development

Number of lots/units under contract              294            2,331            3,032

Backlog in lots/units                            384              247              197

Average sales price in backlog                  $194             $183             $168

Aggregate sales value in backlog             $74,419          $45,228          $33,193

The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors, including the number of homes then available for sale and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company anticipates that the closing of most of the sales of homes in backlog as of September 30, 1998 will occur in fiscal 1999. However, no assurances can be given that homes in backlog will result in actual closings. The aggregate sales value of backlog increased approximately $29 million from September 30, 1997 to September 30, 1998 due primarily to the Company's entrance into five new suburban projects in the southern suburbs of Chicago and its increasing presence in the Chicago urban market.

Customer Financing

Substantially all home buyers utilize long-term mortgage financing to purchase a home. Lenders generally make loans only to borrowers who earn three to four times the total amount of the mortgage payment plus insurance and property taxes. As a result, economic conditions, increases in unemployment or high mortgage interest rates can eliminate a substantial number of potential home buyers from the market. Although mortgage financing for qualified home buyers was readily available during the year ended September 30, 1998, there can be no assurance that affordable mortgage financing will remain available to the Company's customers in the future.

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

If conventional rates increase substantially, the Company expects the percentage of buyers applying for FHA or VA approval to increase. As of September 30, 1998, the FHA financing limit for a one unit residence was $153,000.

Competition and Market Factors

The home-building industry is a highly competitive and fragmented market. The Company competes for residential sales with national, regional and local developers and homebuilders, individual resales of existing homes and condominiums, and available rental housing. The Company also competes for the acquisition of undeveloped land on which to build homes. Sales of homes and land at deeply discounted prices by competitors, lenders and similar institutions in the markets where the Company operates could have a material adverse effect on the Company. The Company is one of the leading developers of affordable homes in the Chicago metropolitan area, and believes it is competitive as a result of its price structure, development expertise, knowledge of the local real estate market and governmental permit and approval process, and its favorable reputation in the Chicago metropolitan area home-building industry.

The Chicago urban market is less fragmented than the suburban market. While there are fewer competitors active in the market, the number is quickly growing. The Company believes that it is competitive as a result of its early entry into the market, development expertise, product design, location and the size and scope of its operation.

The home-building industry is cyclical and affected by consumer confidence levels and prevailing economic conditions in general and by employment and interest rate levels in particular. A variety of other factors affect the home-building industry and demand for new homes, including changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

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

Bonds and Other Obligations

The Company is frequently required, in connection with the development of its projects, to obtain performance or maintenance bonds or letters of credit. The amount of such obligations outstanding at any time varies in accordance with the Company's pending development activities. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. At September 30, 1998, there were approximately $10.6 million in performance or maintenance bonds and approximately $4.1 million in letters of credit outstanding for such purposes (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources").

Employees

As of September 30, 1998, the Company employed 175 persons, 65 of whom were involved in project management, land development, production, contract management and contract administration, 51 of whom were sales and marketing personnel, and 59 of whom were executive, accounting, systems and administrative personnel. Although none of the Company's employees are covered by collective bargaining agreements, many of the subcontractors and suppliers which the Company engages are represented by labor unions or are subject to collective bargaining arrangements. The Company believes that its relations with its employees, subcontractors and suppliers are good.

Item 2. Properties

The Company currently occupies approximately 15,500 square feet of office space for its Suburban Properties Division and its corporate headquarters in Schaumburg, Illinois. The lease for this office space began on April 1, 1998 and terminates on March 31, 2003. In addition, the Company occupies approximately 3,000 square feet of office space on a month to month basis at 201 North Wells, Chicago, Illinois for its Chicago Urban Properties Division.

Item 3. Legal Proceedings

The Company is involved in various routine legal proceedings incidental to the conduct of its business.

In November, 1994, a lawsuit was brought against the Company and certain directors and employees of the Company by the Board of Managers of Parkside on the Green Condominium Association. The complaint seeks damages against the Company for alleged construction defects in the approximate amount of $4.8 million, together with punitive damages against the named individuals for alleged breach of fiduciary duty. The Company has assumed the defense of this lawsuit on behalf of the individual defendants. The lawsuit is in the discovery process and various inspections of the project are underway. The Company is defending the lawsuit vigorously.

Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the Company's fiscal quarter ended September 30, 1998.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock has been quoted on the NASDAQ Stock Market's National Market (the "National Market") under the symbol SUNH since July 9, 1993. The following table shows the high and low closing prices for the Common Stock for the periods indicated as reported by the National Market:

     Fiscal 1998                                          High     Low
     -----------                                         ------  -------
     Quarter ended September 30, 1998..................  $2.500   $1.313
     Quarter ended June 30, 1998.......................   3.000    2.125
     Quarter ended March 31, 1998......................   2.875    1.750
     Quarter ended December 31, 1997...................   1.750    1.031

     Fiscal 1997
     -----------
     Quarter ended September 30, 1997..................  $2.010   $1.500
     Quarter ended June 30, 1997.......................   2.375    1.750
     Quarter ended March 31, 1997......................   3.125    2.250
     Quarter ended December 31, 1996...................   4.000    2.250

The closing price of the Company's Common Stock as reported on the National Market on December 31, 1998 was $1.5625 per share. As of December 31, 1998, there were 41 holders of record of the Company's Common Stock.

Dividends

The Company intends to retain its future earnings to finance the continuing development of its business. Accordingly, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's development activities, capital requirements, restrictions in financing arrangements, the general financial condition of the Company and general business conditions. At present, the Company is restricted from paying any dividends as a result of the current defaults related to the Loan Agreement. (as defined hereafter, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources").

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial and operating data of the Company is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein. The data set forth below as of and for the years ended September 30, 1998, 1997, and 1996, the nine months ended September 30, 1995 and the year ended December 31, 1994 have been derived from the Company's audited consolidated financial statements. Consolidated balance sheets at September 30, 1998 and September 30, 1997 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998 and notes thereto appear elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                                                                                                   Nine Months
                                                    Year ended      Year ended      Year ended        ended       Year ended
                                                   September 30,   September 30,   September 30,    September    December 31,
                                                       1998            1997            1996         30, 1995         1994
                                                   --------------------------------------------------------------------------
     Statement of Operations Data:                                 (in thousands, except per share amounts)
     Total sales (1)                                 $131,556         $108,743         $120,948      $63,811       $118,659

     Income (loss) before minority interest and        (5,480)            (715)           2,176       (7,051)         3,643
     provision for income taxes (2)

     Net income (loss)                                 (7,614)            (350)           1,235       (4,216)         1,930

     Net income (loss) per share                       ($0.98)          ($0.04)           $0.16       ($0.54)         $0.25

                                              September 30,   September 30,   September 30,   September 30,   December 31,
                                                  1998            1997            1996            1995           1994
                                              ----------------------------------------------------------------------------
     Balance Sheet Data:                                                   (in thousands)
     Real estate inventories                    $102,088         $80,787         $76,101         $86,434         $86,721

     Total assets                                111,250          94,730          86,406          98,880          98,907

     Notes and mortgages payable                  55,249          33,087          23,027          42,787          34,280

     Minority interest (2)                             -               -             111             266           1,049

     Shareholders' equity                         20,432          28,043          28,393          27,153          31,369

(1) Sales are recognized at closing, when title to the home has passed to the buyer (see Note 1 of the Notes to Consolidated Financial Statements).

(2) The Company is the General Partner of The Sundance-Kaco Limited Partnership, with a 75% interest in said partnership. Under the terms of the partnership agreement, the limited partner is entitled to 25% of all profits of the partnership and will receive cash distributions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information, matters discussed in this Form 10-K contain forward looking information and describe the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. The Company has identified these "forward looking" statements by words such as "believes", "estimates", "should", "could", "expects", "anticipates", and similar expressions. Risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements include the following: the Company's substantial leverage, ability to comply with the terms of the proposed Forbearance Agreement (as defined below), changes in general economic and market conditions, changes in interest rates and the availability of mortgage financing, changes in costs and availability of material, supplies and labor, general competitive conditions, the availability of capital, and the ability to successfully effect acquisitions. The Company assumes no obligation to update the information contained herein.

As previously announced, the Company has restated its quarterly results for the quarters ended December 31, 1997, March 31, 1998 and June 30, 1998. See Note 12 of the Notes to the Consolidated Financial Statements.

Overview

During the year ended September 30, 1998 as compared to the year ended September 30, 1997 the company's residential sales increased by $14.2 million or 13% to $122.9 million. In addition the average sales price per home closed increased by $17,500 to $188,500 from $171,000 in fiscal 1997. The Company closed 652 homes during fiscal 1998 compared to 636 in fiscal 1997.

The Company's aggregate sales value in backlog at September 30, 1998 increased by $29.2 million or 65% to $74.4 million compared to $45.2 million at September 30, 1997. In addition, the average sales price per home of the 384 homes in backlog at September 30, 1998, increased by $10,700 per home to $193,800 from $183,100 for the 247 homes in backlog at September 30, 1997.

During fiscal 1998 the Company sold its position in two separate land parcels located in the City of Chicago and 10 fully developed lots in one of its suburban projects for $6,950,000 and $1,700,000, respectively, totaling $8,650,000 in land and building sales.

Urban Development. The Company's division which develops property under the name Chicago Urban Properties experienced significant growth in fiscal 1998. Closings increased from 95 units in fiscal 1997 to 149 units in fiscal 1998. Revenues increased from $15.6 million in fiscal 1997 to $27.3 million in fiscal 1998.

The St. Paul, Michigan Avenue and Erie Center Lofts projects were substantially completed and closed out during the year. The Company's 24-story building which contains 124 condominium units and 251 parking spaces was over 80% completed by September 30, 1998 with initial deliveries scheduled for early in 1999.

The Company's three new projects in the Chicago urban market ended the fiscal year with 130 units in backlog. These projects include two new loft conversion projects located at 625 West Jackson Street and 942 West Madison Street in Chicago, Illinois, and a 130 unit new construction mid-rise condominium project at 3232 North Halsted, Chicago, Illinois.

Suburban Communities. During the year ending September 30, 1998 the Company significantly expanded its presence in the south suburbs of Chicago by purchasing approximately 400 developed lots in Orland Park and Lockport, and 166 undeveloped lots in Bolingbrook.

The Company's custom home division, Rembrandt Homes, continued to expand by completing the acquisition of 135 lots at Gregg's Landing, a golf course community in Vernon Hills, Illinois. Of the 135 acquired lots, the Company delivered 36 homes and sold 10 developed lots during the year ended September 30, 1998.

Results of Operations

The following table sets forth by each income statement line item presented as a percentage of the Company's total sales (unless otherwise indicated) and certain other information regarding the Company's operations for the periods indicated.

                                                     Year ended September 30,
                                               ------------------------------------
                                                  1998          1997          1996
                                               ------------------------------------
Residential sales                                  93.4%        100.0%        100.0%
Land and building sales                             6.6            -             -
                                               --------      --------      --------
Total sales                                       100.0%        100.0%        100.0%

Cost of residential sales                          85.9          88.2          88.2
Cost of land and building sales                     5.4            -             -
                                               --------      --------      --------
Total cost of sales                                91.3          88.2          88.2
                                               --------      --------      --------
Gross profit                                        8.7          11.8          11.8
Selling expenses                                    9.3           8.8           6.1
General and administrative expenses                 3.7           4.0           4.1
Other (income) expense, net                        (0.1)         (0.2)         (0.2)
                                               --------      --------      --------
Income (loss) before minority interest
     and provision (benefit) for income taxes      (4.2)         (0.8)          1.8
Minority interest                                    -           (0.1)          0.1
                                               --------      --------      --------
Income (loss) before provision
     (benefit) for income taxes                    (4.2)         (0.7)          1.7
Provision (benefit) for income taxes               (0.1)         (0.2)          0.7
                                               --------      --------      --------
Income (loss) before cumulative effect
     of change in accounting policy                (4.1)         (0.5)          1.0
Cumulative effect of change in
     accounting policy, net of tax                 (1.7)           -             -
                                               --------      --------      --------

Net income (loss)                                  (5.8)%        (0.5)%         1.0%
                                               ========      ========      ========

New orders (net)                                    789           686           624
Homes closed-units                                  652           636           701
Average selling price-homes closed             $188,500      $171,000      $172,500

Year Ended September 30, 1998 Compared to the Year Ended September 30, 1997

Residential Sales. Residential sales, which are recognized upon the closing and delivery of homes, increased $14.2 million or 13%, to $122.9 million, for the year ended September 30, 1998 as compared to $108.7 for the prior year. This increase was due primarily to the increase in the number of units closed during the year and the average selling price increase of $17,500 from $171,000 for the year ended September 30, 1997 to $188,500 for the year ended September 30, 1998.

Land Sales. During the year ended September 30, 1998 the Company sold the land and the 28 story building located at 201 N. Wells in Chicago, Illinois. In February, 1997 the Company purchased the note and mortgage on this property and on April 13, 1998 obtained title through a foreclosure sale. In addition the Company sold 10 developed lots in its Turtle Bay project in Vernon Hills, Illinois and its contractual rights to purchase a land parcel located at 1300 West Diversey in Chicago, Illinois. Revenue derived from these sales totaled $8,650,000. In fiscal 1997, no revenue was derived from land sales.

Cost of Residential Sales. Cost of residential sales includes land acquisition costs, development costs, construction costs and direct overhead, job oversight supervision, customer service, warranty costs, interest and property taxes.
Cost of residential sales, as a percentage of residential sales, increased by
3.8 percentage points to 92.0% for the year ended September 30, 1998 as compared to 88.2% for the year ended September 30, 1997. Cost of residential sales increased by $17.1 million to $113.0 million from $95.9 million for the year ended September 30, 1997. The primary reasons for the increase in the cost of residential sales as a percentage of residential sales were increased costs related to interest and production overheads as well as certain increases on several of the Company's close-out projects in both its Suburban and Urban Divisions.

Selling, General and Administrative Expenses. Selling expenses include advertising, sales commissions, payroll, amortization of the costs of non-permanent upgrades to convert standard homes to model homes (draperies, wall-hangings, decor items) and maintenance of model homes. Certain expenses, such as sales commissions and amortization of model home upgrades, are derived from sales prices or the number of home sales closed and thus remain relatively constant as a percentage of residential sales. Other expenses, such as advertising costs and model home maintenance, may be significantly influenced in any given period by the number of grand openings or special promotions and the number of projects operating in that period. Costs associated with upgrading standard homes to model homes are capitalized and expensed as related home sales are closed, while most other selling expenses are expensed as incurred.

Selling expenses as a percentage of total sales increased by 0.5 percentage points to 9.3% for the year ended September 30, 1998 from 8.8% for the year ended September 30, 1997. Actual selling expenses increased by $2.7 million from $9.5 million for the year ended September 30, 1997 to $12.2 million for the year ended September 30, 1998. This increase, for the year ended September 30, 1998, resulted primarily from variable costs associated with increased deliveries, as well as increased advertising expenditures resulting from the opening of several new communities.

General and administrative expenses increased by $0.6 million to $4.9 million for the year ended September 30, 1998 compared to $4.3 million for the year ended September 30, 1997. As a percentage of total sales, general and administrative expenses were 3.7% and 4.0% for the years ended September 30, 1998 and September 30, 1997, respectively.

Year Ended September 30, 1997 Compared to the Year Ended September 30, 1996

Sales. Residential sales decreased $12.2 million to $108.7 million for the year ended September 30, 1997, a decrease of 10.1% over the twelve months ended September 30, 1996. The decrease was primarily due to an overall decline in the suburban housing market of approximately 10%. The average sales price of home sales closed also decreased slightly from $172,500 in fiscal 1996 to $171,000 in fiscal 1997.

There were 686 net new sales orders for the year ended September 30, 1997 representing an increase of 10%, or 62 orders, over the fiscal 1996 total of
624. The Company attributes the increase primarily to the expansion of its market place to include the Chicago urban market.

Cost sales decreased $10.7 million to $95.9 million in fiscal 1997 primarily as a result of lower sales volume. Cost of sales as a percent of residential sales was 88.2% in fiscal 1997 as compared to 88.2% of sales revenue in fiscal 1996.

Selling, General and Administrative Expenses. Selling expenses increased by $2.1 million from $7.4 million in fiscal 1996 to $9.5 million in fiscal 1997.
As a percent of residential sales, selling expenses increased from 6.1% in the year ended September 30, 1996, to 8.8% in the year ended September 30, 1997. This increase is primarily due to increased marketing activities for several projects which did not deliver closed units and homes until fiscal 1998 and additional costs incurred due to the decision by the Company to use commissioned brokers.

General and administrative expenses decreased by $639,000 in the year ended September 30, 1997 compared to the year ended September 30, 1996. These costs have decreased due to the Company's continued efforts to reduce such expenses.

Sundance - Kaco Limited Partnership

The Company is the general partner, with a 75.0% partnership interest, in the Sundance-Kaco Limited Partnership, an Illinois limited partnership. Also participating in the partnership is Kaco, Inc, the sole limited partner, which is entitled to 25.0% of all profits from the Spring Lake Farm South project. The limited partner's share of losses for 1997 was $131,000. Pursuant to the provisions of the partnership agreement, limited partner distributions of $161,000 were paid during 1997.

Year 2000 Compliance

The Year 2000 or "Y2K" issue is the result of many legacy computer programs using a two digit format, as opposed to a four digit format, to indicate the year. Many computer systems will not be able to interpret dates beyond the year 1999, which could cause a system failure or other errors, leading to disruptions in operations. In 1997, the Company developed a three phase plan to address this issue.

Phase I of the plan, which began during the fiscal year ended September 30, 1998, is the identification of all the systems, services and key operating infrastructures where the Company has exposure. Phase II is the development and implementation of the necessary steps to bring the systems, services and infrastructures into compliance. Phase II is scheduled to be completed by spring of 1999. Phase III, which is scheduled to be completed in mid to late 1999, is the testing and acceptance of each modification necessary to the systems, service and infrastructure components identified in Phase I and implemented in Phase II. The Company has identified four major areas of focus necessary to ensure successful Y2K compliance. These are: (1) its integrated suite of accounting, costing and job control applications, (2) all custom developed enhancements to the base suite, (3) all operating infrastructure components including, but not limited to various operating systems, personal computers and their associated software tools, along with other hardware and software necessary for the operation of the business and (4) third party relationships and their respective Y2K readiness.

The Company's currently installed core accounting, costing and job control applications are not Y2K compliant. However a project is currently underway to upgrade the suite to a version which is believed to be compliant. The upgrade plan will include a corresponding upgrade of the custom developed enhancements. Many of the operating infrastructure components will require modifications to achieve compliance. These modifications are currently underway and do not directly impact the upgrade of any other system. The Company is in the process of contacting all significant suppliers and other third party relationships to obtain responses indicating compliance or plans to be compliant by the year 2000.

The Company has identified the potential for 1,000 man hours of project-related work to achieve compliance. The Company has hired outside consulting resources to help facilitate the timely completion of the projects identified. Y2K specific costs incurred to date have not been significant. Estimated future costs will range from approximately $50,000-$150,000 and are scheduled to be incurred in fiscal 1999.

A formal contingency plan has not been prepared at this time due to the variety of alternatives available to the Company.

Income Taxes

The provision for income taxes for the years ended September 30, 1997 and 1996 reflects management's estimate of the Company's effective tax rate of approximately 40.0%. During the year ended September 30, 1998, the Company has recorded a charge to earnings in fiscal 1998 of approximately $2.1 million to establish a reserve against the net deferred income tax asset which resulted from the current year net operating loss.

Seasonality and Variability in Quarterly Results

The Company has experienced, and expects to continue to experience, significant seasonally and quarter to quarter variability in residential sales and net income. Generally, the receipt of sales contracts is highest during the first six months of the calendar year. Related closings typically peak in the July through September period as homes contracted for earlier in the year are delivered. Management believes that this seasonality reflects the tendency of home buyers to shop for a new home in the Spring with the goal of closing in the Fall or Winter as well as the scheduling of construction to accommodate seasonal weather conditions (see Note 12. "Quarterly Results of Operations" in the Footnotes to Consolidated Financial Statements).

Inflation

The Company, as well as the home-building industry in general, may be adversely affected during periods of high inflation, primarily because of higher land acquisition, land development and construction costs. In addition, higher mortgage interest rates may significantly affect the affordability of mortgage financing to prospective purchasers. Inflation also increases the Company's interest costs and the cost of labor and materials. The Company attempts to pass through to its buyers any increases in its costs through increased selling prices. Inflation did not have a material impact on fiscal 1998 or 1997 results.

Liquidity and Capital Resources

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's housing inventory, land acquisition and development requirements, and in lesser part to the Company's net income. Net cash used for operations in fiscal 1998 was $24.6 million, primarily due to the acquisition of new projects.

On April 30, 1998, the Company entered into a new $80 million Revolving Credit Loan Agreement (the "Loan Agreement") with LaSalle National Bank, American National Bank and Trust Company of Chicago and BankBoston, NA (collectively, "the Lenders"), which replaced the Company's previous credit loan agreement which had provided for a $60 million line of credit. The three banks participate in the $80 million facility as follows: LaSalle National Bank, $35 million; American National Bank, $25 million; and BankBoston, $20 million. The borrowings are secured by the real estate assets of the Company with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 300 basis points for borrowings up to $70 million and prime plus 0.75% for borrowings in excess of $70 million, plus certain customary fees. The Loan Agreement was originally scheduled to mature on February 1, 2000. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes certain customary representations and covenants, including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. As of September 30, 1998, the Company had violated certain covenants as set forth in the Loan Agreement, including certain financial covenants, specifically those related to net worth and net income. On December 1, 1998, the Company's Lenders declared a "default" under the Loan Agreement and the outstanding balance of the loan is due and payable, subject to the satisfactory modification of the Loan Agreement. The Company and its Lenders are currently negotiating a Forbearance and Loan Modification Agreement (the "Forbearance Agreement"). The Company believes that this agreement, when finalized, will include at a minimum the following terms:

     1. Existing defaults will be waived.
     2. Significant limitations will be placed on the Company's ability to acquire new land.
     3. The Lenders will not further fund the 130 unit condominium apartment project known as Plaza 32 in Chicago, Illinois.
     4. Interest rates will be increased from prime plus 0.75% to prime plus
        3.0%.
     5. Certain financial penalties will be imposed if certain revised covenants are not met in the future.
     6. The maximum loan amount will be systematically reduced.
     7. Other various credit limiting and monitoring devices will imposed.

Following the successful execution of the Forbearance Agreement, the Company intends to replace the existing credit line at more favorable rates and terms. There can be no assurance though, that the Company will be able to enter into the Forbearance Agreement on the terms described above or replace the existing credit line on a timely basis or at all. Failure by the Company to cure the defaults, successfully negotiate the Forbearance Agreement or negotiate replacement financing on a timely basis could have a material adverse effect on the Company's operations. As of September 30, 1998, the Company had borrowed $53.7 million under the Loan Agreement and had $4.1 million outstanding letters of credit, leaving $22.2 million available for future borrowings. The Loan Agreement was originally scheduled to mature on February 1, 2000, which date may be modified in the Forbearance Agreement.

While the Company was securing its Loan Agreement, the Company entered into certain interim financing arrangements to provide funding for certain projects which were not provided for under the Company's prior credit agreement.

On March 16, 1998 the Company entered into $15 million Construction Loan Agreement with LaSalle National Bank with a maturity date of February 20, 1999, at a rate of Prime plus 1.0%. Advances under this loan totaled $4,931,562 and were used to provide construction funds for the Company's Erie Tower Project located at 375 West Erie Street, Chicago, Illinois. Concurrent with the funding of the Loan Agreement on May 12, 1998, this Construction Loan Agreement was repaid in full.

On March 17, 1998, the Company entered into an interim financing agreement with Cohen Financial Corporation in the amount of $1.6 million at a rate of prime plus 1.0% with a maturity date of October 1, 1998. This promissory note was secured by a mortgage on the property located at 3228-3244 North Halsted Street, Chicago, Illinois. Concurrent with the funding of the Loan Agreement on May 12, 1998, this note was repaid in full.

Secured Shareholder Note Payable

On May 1, 1998, Erie Center Lofts, Inc., a wholly owned subsidiary of the Company, entered into a $2.5 million Secured Subordinated Promissory Note with a maturity date of June 30, 1999, and an interest rate of 20% with Maurice Sanderman, the Company's Chairman and Principal Shareholder. The note is secured by a junior mortgage on the property commonly known as Erie Tower located at 421 West Erie Street in Chicago, Illinois. Principal payments under this note may only be paid out of net sales proceeds from the sale of units within Erie Tower and only after all advances made under the New Loan Agreement related to the Erie Tower project have been repaid.

Unsecured Shareholder Note Payable

On February 24, 1998, the Company borrowed $487,000 on an unsecured basis from Maurice Sanderman. The unsecured note was at a prime rate plus 3.0% with a maturity date of October 1, 1998. These funds were used to pay property taxes for 1996 and 1997 which became due on a building owned by the Company at 201 North Wells, Chicago, Illinois. The payment of these taxes was not provided for under the terms of the prior credit agreement. This loan was repaid on June 30, 1998 concurrently with the closing of the sale of the building.

On March 17, 1998, in order to acquire the property located at 3228-3244 North Halsted, Chicago, Illinois, the Company borrowed $890,000 on an unsecured basis from Maurice Sanderman. The unsecured note was at a rate of prime plus 3.0% with an expiration date of October 1, 1998. The purchase of this property was not provided for under the terms of the prior credit agreement. Concurrent with the funding of the Loan Agreement, on May 12, 1998, this note was repaid in full.

On May 26, 1998 the Company borrowed $1,602,241 on an unsecured basis from Maurice Sanderman. The unsecured note was at a rate of prime plus 3.0% with a maturity date of October 1, 1998. These funds were used to pay property taxes for 1990, 1991, and 1992, which became due through a court settlement on a building owned by the Company at 201 N. Wells, Chicago, Illinois. The payment of these taxes were not provided for under the terms of the Loan Agreement. This loan was repaid in full concurrent with the closing of the sale of the building on June 30, 1998.

Transaction with the Principal Shareholder

As part of the public offering and recapitialization of the Company on July 9, 1993, the Company issued promissory notes to the Company's principal shareholder, Maurice Sanderman. The notes are subordinate to the Company's bank indebtedness, bear interest at 7.5% per annum, compounded daily, and originally matured in two equal annual payments on the first and second anniversaries of the offering. On April 30, 1998 concurrent with the execution of the Loan Agreement these notes were extended to February 1, 2000. Payment of the outstanding principal balances are subject to certain restrictions under the Loan Agreement.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

Information with respect to the directors and officers of the Company is hereby incorporated herein by reference to the sections, "Election of Directors-- Nominees," "Election of Directors --Other Directors" and "Executive Officers," in the Company's Proxy Statement which is expected to be filed with the Securities and Exchange Commission (the "Commission") in definitive form no later than February 2, 1999.

Information with respect to required Section 16(a) disclosure is hereby incorporated herein by reference to the section "Executive Officers'--Compliance with Section 16(a) of The Securities Exchange Act of 1934," in the Company's Proxy Statement which is expected to be filed with the Commission in definitive form no later than February 2, 1999.

Item 11. Executive Compensation

Information with respect to executive compensation is hereby incorporated herein by reference to the sections, "Election of Directors" - "Compensation of Directors", and "Executive Compensation," in the Company's Proxy Statement which is expected to be filed with the Commission in definitive form no later than February 2, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management is hereby incorporated herein by reference to the section "Security Ownership of Principal Shareholders and Management," in the Company's Proxy Statement which is expected to be filed with the Commission in definitive form no later than February 2, 1999.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions is hereby incorporated herein by reference to the section "Certain Transactions," in the Company's Proxy Statement which is expected to be filed with the Commission in definitive form no later than February 2, 1999.

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


Exhibit
Number                                             Document Description
------              ------------------------------------------------------------------------------------
3.1 a               Amended and Restated Articles of Incorporation of the Registrant
3.2 a               Amended and Restated Bylaws of the Registrant
4.1 c               Specimen stock certificate representing Common Stock
10.1 b              The Sundance Homes, Inc. 1993 Stock Incentive Plan
10.2 b              The Sundance Homes, Inc. 1993 Directors' Option Plan
10.3 b              Profit Sharing and Savings Plan
10.4 b              Form of Tax Indemnification Agreement
10.5 b              Form of Director's Indemnification Agreement
10.6 b              Form of Dividend Note
10.10 e             Employment Letter for Jon Tilkemeier, dated September 10, 1996
10.11 e             Employment Letter for Joseph Atkin, dated November 27, 1996
10.12 d             First Amendment to the Sundance Homes, Inc. Stock Incentive Plan
10.13 d             First Amendment to the Sundance Homes, Inc. Directors' Stock Option Plan
10.14 f             Revolving Loan Credit Agreement dated April 30, 1998 by and between the Company and
                    LaSalle National Bank, American National Bank and Trust of Chicago and BankBoston, NA
10.15 f             Secured Subordinated Promissory Note dated May 1, 1998 by and between Maurice Sanderman and Erie
                    Centre Lofts, Inc.
21.0                List of Subsidiaries
23.1                Consent of PricewaterhouseCoopers, LLP
27.1                Financial Data Schedule

           a        Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-96546.
           b        Incorporated by reference to the Company's Registration Statement on Form S-1, Registration Statement No.
                    33-60988.
           c        Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December
                    31, 1994.
           d        Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-
                    11087
           e        Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended
                    September 30, 1996.
           f        Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                    June 30, 1998.

(d) The response to this Item is incorporated by reference to Item 14(a)(2).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of January, 1999.

            SUNDANCE HOMES, INC.



        By:    /s/ Maurice Sanderman
            --------------------------------------------------------------------
            Maurice Sanderman, Chairman of the Board and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                                  Title                                        Date
--------------------------         -------------------------------------         ----------------------------------
--------------------------         -------------------------------------         ----------------------------------
                                      Chairman of the Board and Chief                      January 11, 1999
/s/ Maurice Sanderman                        Executive Officer
--------------------------             (Principal Executive Officer)
Maurice Sanderman

                                     Director, Vice President and Chief
/s/ Joseph Atkin                              Financial Officer                            January 11, 1999
--------------------------                (Principal Financial and
Joseph Atkin                                 Accounting Officer)


/s/ Dennis Bookshester                            Director                                 January 11, 1999
--------------------------
Dennis Bookshester


/s/ Charles Engles                                Director                                 January 11, 1999
--------------------------
Charles Engles


/s/ Gerald Ginsburg                               Director                                 January 11, 1999
--------------------------
Gerald Ginsburg


/s/ Thomas Small                                  Director                                 January 11, 1999
--------------------------
Thomas Small

                              SUNDANCE HOMES, INC.
                         ITEM 8, ITEM 14(a) (1) and (2)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants.................................................F-2

Consolidated Balance Sheets as of September 30, 1998 and September 30, 1997.......F-3

Consolidated Statements of Operations for the Years Ended September 30, 1998,
1997 and 1996.....................................................................F-4

Consolidated Statements of Changes in Shareholders' Equity for the Years
September 30, 1998, 1997 and 1996.................................................F-5

Consolidated Statements of Cash Flows for the Years Ended September 30, 1998,
1997 and 1996.....................................................................F-6

Notes to Consolidated Financial Statements........................................F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Sundance Homes, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of Sundance Homes, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for the each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has violated certain loan covenants and accordingly is in default of its revolving credit loan agreement. The Company has been unable to renegotiate the terms of the revolving credit loan agreement or to secure alternative financing. The inability of the Company to resolve the loan default under its current loan agreement or to obtain alternative financing to meet its obligations as they become due raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
December 23, 1998


  The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                      September 30,   September 30,
                                                          1998            1997
                                                      -------------   -------------
ASSETS
------
Cash and cash equivalents                               $  1,947         $ 4,615
Real estate inventories                                  102,088          80,787
Prepaid expenses and other assets                          2,227           1,748
Property and equipment, net                                4,988           3,289
Deferred project start-up costs                                -           3,726
Income taxes receivable                                        -             565
                                                        --------         -------

   Total assets                                         $111,250         $94,730
                                                        ========         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued construction
 liabilities                                            $ 23,026         $23,711
Other accrued expenses                                     2,386           1,976
Customer deposits                                          3,464           2,116
Notes payable                                             55,249          33,087
Notes payable to Principal Shareholder                     2,500               -
Deferred income taxes                                          -           1,604
Subordinated notes payable to Principal
 Shareholder                                               4,193           4,193
                                                        --------         -------

   Total liabilities                                      90,818          66,687
                                                        --------         -------

Minority interest                                              -               -
                                                        --------         -------

Commitments and contingencies                                  -               -
                                                        --------         -------

Shareholders' equity:
   Preferred stock, $0.01 par value,
    1,000,000 shares authorized,
    none issued or outstanding                                 -               -
   Common stock, $0.01 par value, 20,000,000
    shares authorized, 7,809,125 shares
    issued and outstanding                                    78              78
   Additional paid-in capital                             26,980          26,977
   Retained earnings (deficit)                            (6,626)            988
                                                        --------         -------

   Total shareholders' equity                             20,432          28,043
                                                        --------         -------

   Total liabilities and shareholders' equity           $111,250         $94,730
                                                        ========         =======

  The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                         Year ended
                                                        September 30,
                                               --------------------------------
                                                 1998        1997        1996
                                               --------    --------    --------
Residential sales                              $122,906    $108,743    $120,948
Land and building sales                           8,650           -           -
                                               --------    --------    --------

Total sales                                     131,556     108,743     120,948

Cost of residential sales                       113,065      95,875     106,639
Cost of land and building sales                   7,069           -           -
                                               --------    --------    --------

Total cost of sales                             120,134      95,875     106,639
                                               --------    --------    --------

Gross profit                                     11,422      12,868      14,309

Selling expenses                                 12,227       9,547       7,386
General and administrative expenses               4,871       4,301       4,940
Other (income) expense, net                        (196)       (265)       (193)
                                               --------    --------    --------

Income (loss) before minority
  interest and provision (benefit) for
  income taxes                                   (5,480)       (715)      2,176
Minority interest                                    (3)       (131)        117
                                               --------    --------    --------

Income (loss) before provision
  (benefit) for income taxes                     (5,477)       (584)      2,059
Provision (benefit) for income taxes                (97)       (234)        824
                                               --------    --------    --------

Income (loss) before cumulative
  effect of change in accounting policy          (5,380)       (350)      1,235

Cumulative effect of change in
  accounting policy, net of related tax
  effect                                         (2,234)          -           -
                                               --------    --------    --------

Net income (loss)                              $ (7,614)   $   (350)   $  1,235
                                               ========    ========    ========

Net income (loss) per share                    $  (0.98)   $  (0.04)   $   0.16
                                               ========    ========    ========

Weighted average number
  of shares outstanding                           7,808       7,807       7,806
                                               ========    ========    ========

  The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (in thousands)


                                           Common Stock         Additional     Retained
                                       -----------------------    Paid-In      Earnings
                                          Shares       Amount     Capital      (Deficit)      Total
                                       ------------  ---------  -----------   -----------   --------
Balance at September 30, 1995             7,805         $78       $26,972       $   103      $27,153

        Exercise of stock options             2           -             5             -            5

        Net income                            -           -             -         1,235        1,235
                                       ------------  ---------  -----------   -----------   --------

Balance at September 30, 1996             7,807          78        26,977         1,338       28,393

        Net loss                              -           -             -          (350)        (350)
                                       ------------  ---------  -----------   -----------   --------

Balance at September 30, 1997             7,807          78        26,977           988       28,043

        Exercise of stock options             2           -             3             -            3
   Loss before cumulative effect of
        change in accounting policy           -           -             -        (5,380)      (5,380)
   Cumulative effect of change
        in accounting policy                  -           -             -        (2,234)      (2,234)
                                       ------------  ---------  -----------   -----------   --------
Balance at September 30, 1998             7,809         $78       $26,980       $(6,626)     $20,432
                                       ============  =========  ===========   ===========   ========

  The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                             Year ended
                                                                                            September 30,
                                                                                ------------------------------------
                                                                                   1998          1997        1996
                                                                                ---------    ----------   ----------
Operating activities:
Net income (loss)                                                                $ (7,614)     $  (350)    $   1,235
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                                               2,636        1,109           848
        Deferred income taxes                                                      (1,604)       2,065          (461)
        Changes in operating assets and liabilities:
           Real estate inventories                                                (22,949)      (4,686)       10,333
           Prepaid expenses and other assets                                         (479)        (946)          395
           Income tax receivables                                                     565         (565)        1,964
           Deferred project start up costs                                          3,726       (1,654)          628
           Accounts payable and accrued construction liabilities                     (685)         644         6,551
           Other accrued expenses                                                     410       (4,206)          866
           Customer deposits                                                        1,348          683        (1,216)
                                                                                ---------    ---------     ---------
Net cash provided by (used for) operating activities                              (24,646)      (7,906)       21,143
                                                                                ---------    ---------     ---------
Investing activities:
   Property and equipment, net                                                     (2,687)      (1,878)       (1,292)
   Exercise of stock options                                                            -            -            (5)
                                                                                ---------    ---------     ---------
Net cash provided by (used for) investing activities                               (2,687)      (1,878)       (1,297)
                                                                                ---------    ---------     ---------
Financing activities:
   Borrowings under notes payable                                                 141,199      111,275        99,392
   Repayments of notes payable                                                   (119,037)     (99,682)     (115,691)
   Borrowings under notes payable to Principal Shareholder                          5,479          650         1,340
   Repayments of notes payable to Principal Shareholder                            (2,979)      (2,183)       (4,801)
   Proceeds of stock options exercised                                                  3            -             -
   Contributions from minority interest                                                 -            -            73
   Distributions to minority interest                                                   -         (162)         (345)
                                                                                ---------    ---------     ---------
Net cash provided by (used for) financing activities                               24,665        9,898       (20,032)
                                                                                ---------    ---------     ---------
Net increase (decrease) in cash and cash equivalents                               (2,668)         114          (186)
Cash and cash equivalents:
   Beginning of period                                                              4,615        4,501         4,687
                                                                                ---------    ---------     ---------
   End of period                                                                $   1,947    $   4,615     $   4,501
                                                                                =========    =========     =========

  The accompanying notes are an integral part of these financial statements.

                              SUNDANCE HOMES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


Note 1 - Summary of Significant Accounting Policies:
----------------------------------------------------

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

Land sales are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied.

Real estate inventories and cost of sales

Real estate inventories are carried at cost, which is less than fair value, and include land, land development, direct and certain indirect construction costs, interest and real estate taxes.

At the time of revenue recognition, cost of sales is charged with the actual construction costs incurred and any estimate to complete, plus an allocation, based upon relative sales value, of the total estimated cost of land and land development, interest, real estate taxes and any other capitalizable common costs. The Company generally provides a one year limited warranty of workmanship and materials and a two year limited warranty on the working systems for each of its homes. Accordingly, a warranty reserve, based on the Company's historical experience, is provided as residential sales are closed. This reserve is reduced by the cost of subsequent work performed.

  The accompanying notes are an integral part of these financial statements.

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

Advertising costs

The Company attracts initial interest in its projects through a comprehensive advertising program using media such as newspapers, direct mail, telemarketing, billboards and, to a lesser extent, radio and television. Advertising costs, which are expensed as incurred, aggregated approximately $3.3 million, $3.6 million and $1.9 million during the years ended September 30, 1998, 1997 and 1996, respectively.

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

Supplemental disclosures of cash flow information are as follows (in thousands):

                             Year ended      Year ended      Year ended
                            September 30,   September 30,   September 30,
                                1998            1997            1996
                            ---------------------------------------------
     Cash paid for:

       Interest                $6,116          $5,975          $3,536

       Income taxes               -                75             -

  The accompanying notes are an integral part of these financial statements.

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

Reclassification of Results of Operations

Certain amounts for 1997 and 1996 were reclassified to conform to the 1998 financial presentation.

Note 2 - Change in Accounting Policy
------------------------------------

Effective October 1, 1997 the company adopted Statement of Position (SOP) No 98-5, Reporting on the Costs of Start-up Activities and Organization Costs. Costs of start up activities and organization costs are expensed as incurred. The cumulative effect of this change in accounting principle decreased net assets at October 1, 1997 by $2,234,000, net of related tax effect of $1,490,000.

Note 3 - Real Estate Inventories:
---------------------------------

Real estate inventories are summarized as follows (in thousands):

                                           September 30,   September 30,
                                               1998            1997
                                           -------------   -------------
     Work-in-process:

       Land and land development             $ 41,696         $33,683

       Suburban inventory                      12,545          10,249

       Urban  construction inventory           30,983          19,482

     Completed homes:

       Models                                   2,040           6,668

       Speculative homes                        3,590             912

     Capitalized overhead                       4,225           3,146

     Capitalized interest                       7,009           6,647
                                             --------         -------
                                             $102,088         $80,787
                                             ========         =======

Completed homes include models constructed to help market a development and include allocations of land, development and other common costs. Speculative homes represent non-model homes which are substantially complete and are not subject to a sales contract. During the year ended September 30, 1998, the Company entered into a sale leaseback agreement with a third party. Sales revenue derived from the 31 units sold subject to this agreement totaled $5.5 million. Annual lease payments due under the leaseback provisions of the agreement will be approximately $.6 million for the year ended September 30, 1999.

  The accompanying notes are an integral part of these financial statements.

Capitalized interest is included in real estate inventories as follows (in thousands):

                                                Year ended                       Year ended                      Year ended
                                            September 30, 1998               September 30, 1997              September 30, 1996
                                         ------------------------         ------------------------        ------------------------
Interest capitalized, beginning
 of period                                        $ 6,647                          $ 5,427                         $ 5,418
Interest incurred and capitalized                   6,825                            4,534                           3,581
Interest amortized to cost of sales                (6,463)                          (3,314)                         (3,572)
                                         ------------------------         ------------------------        ------------------------
Interest capitalized, end of period               $ 7,009                          $ 6,647                         $ 5,427
                                         ========================         ========================        ========================

A reserve is provided as a charge against earnings when the carrying amount of any of the Company's inventories exceeds its fair value. Fair value represents the expected selling price a property will bring in the open market reduced by
(a) the estimated cost to complete and improve such property to the condition expected in determining the selling price, (b) disposition costs, and (c) estimated costs to hold the property to the point of sale, including interest carrying costs and other net cash flow requirements of the project. During the year ended September 30, 1998, the Company recorded valuation reserves totaling $850,000.

Note 4 - Property and Equipment:
--------------------------------

Property and equipment are summarized as follows (in thousands):

                                                      September 30, 1998           September 30, 1997
                                                    ---------------------         ---------------------
     Model home upgrades and furnishings                  $    8,047                    $    4,307
     Equipment and furniture                                   3,028                         3,147
     Vehicles                                                    270                           379
     Leasehold improvements                                      476                            52
                                                          ----------                    ----------
                                                              11,821                         7,885
     Accumulated depreciation                                  6,833                         4,596
                                                          ----------
                                                          $    4,988                    $    3,289
                                                          ==========                    ==========

  The accompanying notes are an integral part of these financial statements.

Note 5 - Notes and Mortgages Payable:
------------------------------------

Notes and mortgages payable are summarized as follows (in thousands):

                                         September 30,   September 30,
                                             1998            1997
                                         -------------   -------------
     Revolving line of credit               $53,682         $30,818
     Notes payable to land sellers            1,567           2,269
                                            -------         -------
                                            $55,249         $33,087
                                            =======         =======

On April 30, 1998, the Company entered into a new $80 million Revolving Credit Loan Agreement (the "Loan Agreement") with LaSalle National Bank, American National Bank and Trust Company of Chicago and BankBoston, NA (collectively, "the lenders"), which replaced the Company's previous credit loan agreement which had provided for a $60 million line of credit. The three banks participate in the $80 million facility as follows: LaSalle National Bank, $35 million; American National Bank and Trust Company of Chicago, $25 million; and BankBoston, NA, $20 million. The borrowings are secured by the real estate assets of the Company with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 300 basis points for borrowings up to $70 million and prime plus 0.75% for borrowings in excess of $70 million, plus certain customary fees. The Loan Agreement was originally scheduled to mature on February 1, 2000. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes certain customary representations and covenants, including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. As of September 30, 1998, the Company had violated certain covenants as set forth in the Loan Agreement, including certain financial covenants, specifically those related to net worth and net income. On December 1, 1998, the Company's Lenders declared a "default" under the Loan Agreement and the outstanding balance of the loan is due and payable, subject to the satisfactory modification of the Loan Agreement. The Company and its Lenders are currently negotiating a Forbearance and Loan Modification Agreement (the "Forbearance Agreement").

Following the successful execution of the Forbearance Agreement, the Company intends to replace the existing credit line at more favorable rates and terms. There can be no assurance though, that the Company will be able to enter into the Forbearance Agreement on the terms described above or replace the existing credit line on a timely basis or at all. Failure by the Company to cure the defaults, successfully negotiate the Forbearance Agreement or negotiate replacement financing on a timely basis could have a material adverse effect on the Company's operations. As of September 30, 1998, the Company had borrowed $53.7 million under the Loan Agreement and had $4.1 million outstanding letters of credit, leaving $22.2 million available for future borrowings. The Loan Agreement was originally scheduled to mature on February 1, 2000, which date may be modified in the Forbearance Agreement.

While the Company was securing its Loan Agreement, the Company entered into certain interim financing arrangements to provide funding for certain projects which were not provided for under the Company's prior credit agreement.

On March 16, 1998 the Company entered into $15 million Construction Loan Agreement with LaSalle National Bank with a maturity date of February 20, 1999, at a rate of Prime plus 1.0%.

  The accompanying notes are an integral part of these financial statements.

Advances under this loan totaled $4,931,562 and were used to provide construction funds for the Company's Erie Tower Project located at 375 West Erie Street, Chicago, Illinois. Concurrent with the funding of the Loan Agreement on May 12, 1998, this Construction Loan Agreement was repaid in full.

On March 17, 1998, the Company entered into an interim financing agreement with Cohen Financial Corporation in the amount of $1.6 million at a rate of prime plus 1.0% with a maturity date of October 1, 1998. This promissory note was secured by a mortgage on the property located at 3228-3244 North Halsted Street, Chicago, Illinois. Concurrent with the funding of the Loan Agreement on May 12, 1998, this note was repaid in full.

The Company entered into interim financing agreements with the Principal Shareholder as described in Note 6.

Notes payable to land sellers are non-interest bearing and are repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

Scheduled maturities of notes and mortgages payable in future periods are as follows (in thousands):

                                         Year ending
                                        September 30,
                                        -------------
               1999....................    $   777
               2000....................     53,994
               2001....................        313
               2002....................        165
                                           -------
                                           $55,249
                                           =======

Interest and related debt issuance costs incurred, all of which were capitalized, during the year ended September 30, 1998, 1997 and 1996, aggregated approximately $6.8 million, $4.5 million and $3.5 million, respectively.

Note 6 - Subordinated Notes and Notes Payable to Principal Shareholder:
-----------------------------------------------------------------------

Secured Note Payable

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

  The accompanying notes are an integral part of these financial statements.

Unsecured Notes Payable

On February 24, 1998, the Company borrowed $487,000 on an unsecured basis from Maurice Sanderman. The unsecured note was at a prime rate plus 3.0% with a maturity date of October 1, 1998. These funds were used to pay property taxes for 1996 and 1997 which became due on a building owned by the Company at 201 North Wells, Chicago, Illinois. The payment of these taxes was not provided for under the terms of the prior credit agreement. This loan was repaid on June 30, 1998 concurrently with the closing of the sale of the building.

On March 17, 1998, in order to acquire the property located at 3228-3244 North Halsted, Chicago, Illinois, the Company borrowed $890,000 on an unsecured basis from Maurice Sanderman. The unsecured note was at a rate of prime plus 3.0% with an expiration date of October 1, 1998. The purchase of this property was not provided for under the terms of the prior credit agreement. Concurrent with the funding of the Loan Agreement, on May 12, 1998, this note was repaid in full.

On May 26, 1998 the Company borrowed $1,602,241 on an unsecured basis from Maurice Sanderman. The unsecured note was at a rate of prime plus 3.0% with a maturity date of October 1, 1998. These funds were used to pay property taxes for 1990, 1991 and 1992, which became due through a court settlement on a building owned by the Company at 201 N. Wells, Chicago, Illinois. The payment of these taxes were not provided for under the terms of the Loan Agreement. This loan was repaid in full concurrent with the closing of the sale of the building on June 30, 1998.

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

  The accompanying notes are an integral part of these financial statements.

During the twelve months ended December 31, 1993, such distributions aggregated $9.1 million, of which $4.9 million was paid out of available cash, while the remaining $4.2 million was paid in the form of promissory notes, which are subordinate to the Company's bank indebtedness, bear interest at 7.50% which compounds daily and originally matured in two equal annual installments on the first and second anniversaries of the offering. On April 30, 1998, the maturity date of the notes was extended to February 1, 2000. Payment of the annual installments is subject to certain restrictions under the Company's Revolving Credit Loan Agreement (see Note 5 - Notes and Mortgages Payable).

Note 7 - Income Taxes:
----------------------

The provision (benefit) for income taxes was as follows (in thousands):

                                       Year Ended                       Year Ended                    Year Ended
                                      September 30,                    September 30,                 September 30,
                                          1998                             1997                          1996
                                 -----------------------          -----------------------       -----------------------
Current
     Federal                           $         -                       $         -                   $       105
     State                                       -                                 -                            35
                                 -----------------------          -----------------------       -----------------------
                                                 -                                 -                           140
                                 -----------------------          -----------------------       -----------------------
Deferred
     Federal                                (1,842)                             (199)                          563
     State                                    (348)                              (35)                          121
                                 -----------------------          -----------------------       -----------------------
                                            (2,190)                             (234)                          684
                                 -----------------------          -----------------------       -----------------------
Valuation allowance                          2,093                                 -                             -
                                 -----------------------          -----------------------       -----------------------
Total                                  $       (97)                      $      (234)                  $       824
                                 =======================          =======================       =======================


Reconciliation's of the statutory Federal income tax rate of 34% to the effective income tax rate are as follows (in thousands):

                                       Year Ended                       Year Ended                    Year Ended
                                      September 30,                    September 30,                 September 30,
                                          1998                             1997                          1996
                                 -----------------------          -----------------------       -----------------------
Income taxes at the Federal
 statutory rate                        $    (1,852)                      $      (206)                  $       700
State income taxes, net of
 Federal benefit                              (338)                              (23)                          150
Other                                            -                                (5)                          (26)
Valuation allowance                          2,093
                                 -----------------------          -----------------------       -----------------------
     Total                             $       (97)                      $      (234)                  $       824
                                 =======================          =======================       =======================

  The accompanying notes are an integral part of these financial statements.

The Company's net deferred tax asset is reserved through the establishment of a tax valuation allowance. The valuation allowance of $2.1 million was recorded upon consideration of the recent operating results and related uncertainty associated with realization of the tax benefit of the net operating loss carryforward, which is ultimately dependent upon the generation of future earnings of the Company.

The consolidated balance sheets included the following net deferred tax (assets) or net deferred tax liabilities:

                                             September 30,      September 30,      September 30,
                                                 1998                1997              1996
                                             -------------      -------------      -------------
Deferred project start-up costs                $        -         $    1,538         $      843
Real estate inventories                               342              1,723             (1,378)
Partnership book to tax differences                     -                  -                176
Accrued expenses                                     (359)              (274)              (266)
Depreciation of property and equipment                (85)               117                164
Tax carry forward items                            (1,991)            (1,500)                 -
Valuation allowance                                 2,093
                                             -------------      -------------      -------------
                                               $        -         $    1,604         $     (461)
                                             =============      =============      =============

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


Note 8 - Minority Interest:
---------------------------

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

  The accompanying notes are an integral part of these financial statements.

A reconciliation of the minority interest balance as presented in the Consolidated Balance Sheets is as follows (in thousands):

Minority interest in net assets at September 30, 1995              $ 266
                                                                   -----
Contributions.....................................................    73
Limited partner's interest in 1996 net income of the partnership..   117
Distributions during 1996.........................................  (345)
                                                                   -----
Minority interest in net assets at September 30, 1996              $ 111
                                                                   -----
Contributions.....................................................    -
Limited partner's interest in 1997 net loss of the partnership....  (131)
Distributions during 1997.........................................  (162)
                                                                   -----
Minority interest in net assets at September 30, 1997              $(182)
                                                                   -----
Contributions.....................................................    -
Limited partner's interest in 1998 net loss of the partnership....    (3)
                                                                   -----
Minority interest in net assets at September 30, 1998              $(185)
                                                                   =====
The balances due from minority interest as of September 30, 1998 and 1997 were reclassified to Prepaid expenses and other assets.

Note 9 - Stock Incentive Plan and Directors Options Plan
--------------------------------------------------------

Stock Incentive Plan

The Board of Directors and shareholders adopted the Sundance Homes, Inc. Stock Incentive Plan (the "Stock Incentive Plan") effective as of April 7, 1993. The purpose of the Stock Incentive Plan is to enable officers and key employees of the Company to participate in the Company's future and to enable the Company to attract and retain these persons by offering them proprietary interests in the Company. The Stock Incentive Plan is administered by the Company's compensation committee and authorizes the issuance of up to 525,000 shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted or deferred stock.

Prior to the offering in July of 1993, the Company granted stock options under the Stock Incentive Plan to certain of its employees who were not previously shareholders of the Company to purchase up to 250,000 shares of common stock in the aggregate for a purchase price per share equal to the initial public offering price. Options granted to these officers will vest 25% per year on the anniversary of the grant date for four years and will expire after 10 years.

  The accompanying notes are an integral part of these financial statements.

Directors Option Plan

Outside Directors are granted options by the Company's compensation committee which is authorized to issue of up to 100,000 shares of common stock. Directors are granted options to acquire 5,000 shares of Common Stock on each of: (1) the date on which a person is elected as a Director, (2) the date of the first annual meeting of shareholders held subsequent to such person's election and,
(3) the date of each succeeding annual meeting of shareholders after which the person is still serving as a director (with a limit of options to acquire a total of 25,000 shares to be granted to any Outside Director). All options granted under the Director's Plan are exercisable on the one year anniversary date of the grant and, at a price per share equal to the closing price of the Common Stock as reported on the NASDAQ National Market on the date of the grant or, if the market is closed on such date, the next business day. Options will expire after ten years.

Option activity for both plans for the three years ended September 30, 1998 is as follows:

                                         1998                   1997                   1996
                                 --------------------    -------------------    -------------------
                                             Weighted               Weighted               Weighted
                                             Average                Average                Average
                                  Shares     Exercise     Shares    Exercise     Shares    Exercise
                                 --------------------    -------------------    -------------------
Outstanding at beginning of year  400,500     $3.54      250,500     $4.08      146,500      $5.21
    Granted                       219,000      1.60      187,500      2.67      126,500       2.34
    Exercised                      (2,125)     1.63           -         -            -          -
    Forfeited                    (155,625)     3.03      (37,500)     2.83      (22,500)      1.63
                                 --------                -------                -------
Outstanding at end of year        461,750     $2.80      400,500     $3.54      250,000      $4.16
                                 ========                =======                =======

Exercisable at end of year        184,375                147,625                 83,750
                                 ========                =======                =======

Available for future grant
  at year end                     163,250                224,500                374,500
                                 ========                =======                =======
Weighted average per share fair
  value of options granted
  during year                                 $0.77                  $1.36                   $1.29

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                            1998       1997       1996
                          --------    ------     -------
Risk free interest rate      5.77%     6.44%       6.37%
Dividend yield                  0%        0%          0%
Expected lives             7 years    7 years    7 years
Expected volatility         34.51%     36.87%     37.30%

  The accompanying notes are an integral part of these financial statements.

The following table summarizes information about stock options at September 30, 1998:

Options Outstanding                                                      Range                       Range
---------------------------------------------------------------------------------------------------------------
Range of Exercise Price                                                $7.250 - 11.250           $1.125 - 3.625

Number of Outstanding  September 30, 1998                                       43,250                  418,500

Weighted Average Remaining Contractual Life                                  5.3 years                8.4 years

Weighted Average Exercise Price                                        $          8.74           $         2.19

Options Exercisable
---------------------------------------------------------------------------------------------------------------

Number Exercisable at September 30, 1998                                        43,250                  141,125

Weighted Average Exercise Price                                        $          8.74           $         7.79

The Company has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan, accordingly, no compensation costs have been recognized. Had compensation costs for the Company's Plan been determined based on the fair value at the grant date for the options granted in 1998, 1997, and 1996 in accordance with the method required by Statement of Financial Accounting Standards No. 123, the Company's net income per share would have been reduced to the pro forma amounts as follows:

                                                                  1998          1997        1996
                                                                --------       -------     ------
Net income (loss) available to common shareholders
As reported                                                     $(7,614)       $ (350)     $1,235
Pro forma                                                       $(7,691)       $ (428)     $1,221

Per share net income (loss) available to common shareholders

As reported Basic                                               $ (0.98)       $(0.04)     $ 0.16

Pro forma Basic                                                 $ (0.99)       $(0.05)     $ 0.16

Note 10 - Employee Benefit Plan:
--------------------------------

The Company maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code which provides retirement benefits for eligible employees of the Company and its subsidiaries. The Company may make annual discretionary contributions to the plan. There were no discretionary contributions during the years ended September 30, 1998, 1997 and 1996.

  The accompanying notes are an integral part of these financial statements.

Note 11 - Commitments and Contingencies:
----------------------------------------

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. At September 30, 1998, there were approximately $10.6 million in performance or maintenance bonds and approximately $4.1 million of letters of credit outstanding for such purposes. There have been no such draws during the years ended September 30, 1998 and 1997.

The Company currently leases 15,500 square feet of office space in Schaumburg, Illinois where its Suburban Properties Division is located. The Company also leases approximately 3,000 square feet of office space in Chicago, Illinois, where the Chicago Urban Properties Division is located. Certain equipment is also currently leased under non-cancelable operating leases. Rent expense under such leases aggregated $480,000, $436,000 and $380,000 during the years ended September 30, 1998, 1997 and 1996, respectively. As discussed in Note 3 to the financial statements, the Company sold certain model homes to an unrelated third party and is leasing them back from the buyer. Rent expense under the sale leaseback agreement was $153,000 during the year ended September 30, 1998.

Additionally, the Company is involved in various routine legal proceedings which the Company believes to incidental to the conduct of its business.
Specifically, In November, 1994, a lawsuit was brought against the Company and certain directors and employees of the Company by the Board of Managers of Parkside on the Green Condominium Association. The complaint seeks damages against the Company for alleged construction defects in the approximate amount of $4.8 million, together with punitive damages against the named individuals for alleged breach of fiduciary duty. The Company has assumed the defense of this lawsuit on behalf of the individual defendants. The lawsuit is in the discovery process and various inspections of the project are underway. The Company is defending the lawsuit vigorously. Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

  The accompanying notes are an integral part of these financial statements.

Note 12 - Quarterly Results of Operation (unaudited):
-----------------------------------------------------

The following table reflects the results of operations for the Company during the four quarters of 1998 and 1997. Certain of the quarterly information has been restated, as described below (dollars in thousands, except unit and per share data):


Fiscal 1998                                                          Quarter Ended
                                                12/31/97       3/31/98         6/30/98          9/30/98
                                              ===========================================================
Number of home sales closed                       107               137                186            222
Total sales, as reported                      $19,633           $25,244            $42,117            n/a
  Parking unit sales (1)                         (213)             (185)              (148)           n/a
                                              -----------------------------------------------------------
Total sales, as restated                      $19,420           $25,059            $41,969        $45,108
                                              ===========================================================
Gross profit, as reported                     $ 2,492           $ 2,550            $ 4,707            n/a
  Parking unit sales (1)                          (81)              (77)               (51)           n/a
  Change in construction costs                 (1,038)             (620)              (616)           n/a
  Change in accounting policy (3)                  71              (100)              (129)           n/a
                                              -----------------------------------------------------------
Gross profit, as restated                     $ 1,444           $ 1,753            $ 3,911        $ 4,314
                                              ===========================================================
Income (loss) before minority interest        $  (485)          $  (968)           $ 1,029            n/a
  and provision for income taxes, as
  reported
  Parking unit sales (1)                          (81)              (77)               (51)           n/a
  Change in construction costs (2)             (1,038)             (620)              (616)           n/a
  Change in accounting policy (3)                 264              (176)                (3)           n/a
                                              -----------------------------------------------------------
Income (loss) before minority interest        $(1,340)          $(1,841)           $   359        $(2,655)
  and provision for income taxes, as
  restated
                                              ===========================================================
Income (loss) before cumulative effect of     $  (291)          $  (581)           $   617            n/a
  change in accounting policy, as reported
  Parking unit sales (1)                          (48)              (46)               (30)           n/a
  Change in construction cost (2)                (623)             (372)              (370)           n/a
  Change in accounting policy (3)                 158              (106)                (2)           n/a
                                              -----------------------------------------------------------
Income (loss) before cumulative effect of        (804)           (1,105)               215            n/a
  change in accounting policy, as restated
                                              -----------------------------------------------------------
Cumulative effect of change in accounting      (2,234)                -                    -          n/a
  policy (3)
                                              -----------------------------------------------------------
Net income (loss), as restated                $(3,038)          $(1,105)           $     215      $(3,686)
                                              ===========================================================
Net income (loss) per share, as reported      $ (0.04)          $ (0.07)           $    0.08          n/a
  (basic and diluted)
Income (loss) per share, before
  cumulative effect of change in
  accounting policy (basic and diluted)       $ (0.10)                -                    -            -
Income (loss) per share, as restated          $ (0.39)          $ (0.14)           $    0.03      $ (0.42)
  (basic and diluted)

(1) Reversal of parking unit closings because the transfer of legal title was incomplete.

(2) To reflect changes in construction costs that were not recognized on a timely basis.

(3) To reflect the change in accounting policy related to the early adoption of SOP 98-5, Reporting on the costs of Start-up Activities and Organization Costs, refer to Note 2.

  The accompanying notes are an integral part of these financial statements.


Fiscal 1997+                                                      Quarter Ended
                                              12/31/96        3/31/97        6/30/97      9/30/97
                                              =====================================================
Number of home sales closed                        131              91           140            274
Sales                                          $22,712         $15,131       $23,739        $47,161
Gross profit                                     1,837             695         2,876          7,460
Income (loss) before minority interest            (943)         (2,664)           33          2,859
  and provision (benefit) for income taxes
Net income (loss)                              $  (575)        $(1,604)      $    22        $ 1,807
                                               ====================================================
Net income (loss) per share                    $ (0.07)        $ (0.21)      $  0.00        $  0.23
                                               ====================================================


+ Quarterly Results of Operations have been reclassified to conform to the 1998 financial presentation.

  The accompanying notes are an integral part of these financial statements.