Form 10-Q/A
period 1997-12-31
SUNDANCE HOMES INC
filed 1999-01-14
CIK 900616

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 2
                                ---------------

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

               For the Quarterly Period Ended: December 31, 1997

                        Commission File Number: 0-21900
                                               ---------


                              SUNDANCE HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Illinois                                           36-3111764
-------------------------------                   ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                              Number)


        1375 East Woodfield Road, Suite 600, Schaumburg, Illinois 60173
     ---------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (847) 255-5555


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                                    Yes   X                   No
                                         ---                     ---

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                                    Yes   X                   No
                                         ---                     ---

At February 17, 1998, there were 7,807,000 shares outstanding of the registrant's Common Stock ($0.01 par value).

                             SUNDANCE HOMES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                            Page
                                                                             No.
PART I   FINANCIAL INFORMATION                                               ---

   Item 1. Financial Statements

           Consolidated Balance Sheets  -
                  December 31, 1997 (unaudited) and September 30, 1997........1

           Consolidated Statements of Income (unaudited) -
                  three months ended December 31, 1997 and 1996...............2

           Consolidated Statements of Cash Flows (unaudited) -
                  three months ended December 31, 1997 and 1996...............3

           Notes to Consolidated Financial Statements.......................4-7

   Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................8-11

PART II    OTHER INFORMATION

   Item 1. Legal Proceedings.................................................12

   Item 2. Changes in Securities.............................................12

   Item 3. Defaults Upon Senior Securities...................................12

   Item 4. Submission of Matters to a Vote of Security Holders...............12

   Item 5. Other Information.................................................12

   Item 6. Exhibits and Reports on Form 8-K..................................12

SIGNATURE PAGE...............................................................13

PART I.  FINANCIAL INFORMATION

As discussed In Note 1 to the Consolidated Financial Statements, certain amounts for the three months ended December 31, 1997 have been restated.
   Item 1.  Financial Statements


                             SUNDANCE HOMES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                      December 31,     September 30,
                                                                          1997             1997
                                                                       (restated)
                                                                     -------------     -------------
                                                                      (unaudited)
ASSETS
------

Cash and cash equivalents                                           $      3,768      $      4,615
Real estate inventories                                                   91,024            80,787
Deferred income taxes                                                        440                --
Prepaid expenses and other assets                                          2,311             1,566
Property and equipment, net                                                3,305             3,289
Deferred project start-up costs                                               --             3,726
Income tax receivable                                                        160               565
                                                                     -----------       -----------

   Total assets                                                     $    101,008      $     94,548
                                                                     ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued construction liabilities               $     19,555      $     23,711
Other accrued expenses                                                     2,291             1,976
Customer deposits                                                          2,094             2,116
Notes payable                                                             48,056            33,087
Notes payable to Principal Shareholder                                        --                --
Deferred income taxes                                                         --             1,604
Subordinated notes payable to Principal Shareholder                        4,193             4,193
                                                                     -----------       -----------

   Total liabilities                                                      76,189            66,687
                                                                     -----------       -----------

Minority interest                                                           (186)             (182)
                                                                     -----------       -----------

Shareholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized,
      none issued or outstanding                                              --                --
   Common stock, $0.01 par value, 20,000,000 shares authorized,
      7,807,000 shares issued and outstanding                                 78                78
   Additional paid-in capital                                             26,977            26,977
   Retained earnings (deficit)                                            (2,050)              988
                                                                     -----------       -----------

   Total shareholders' equity                                             25,005            28,043
                                                                     -----------       -----------

   Total liabilities and shareholders' equity                       $    101,008      $     94,548
                                                                     ===========       ===========


The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     (in thousands, except per share data)


                                                                  Three months ended
                                                                     December 31,
                                                              -------------------------
                                                                 1997          1996*
                                                              (restated)
                                                              ----------     ----------
Residential sales                                              $  19,420      $  22,712

Cost of residential sales                                         17,976         20,875
                                                              ----------     ----------

Gross profit                                                       1,444          1,837

Selling expenses                                                   1,660          1,897
General and administrative expenses                                1,124            898

Income (loss) before provision (benefit) for income taxes         (1,340)          (958)
Provision (benefit) for income taxes                                (536)          (383)
                                                              ----------     ----------

Income (loss) before cumulative effect of change in
accounting policy                                              $    (804)     $    (575)

                                                              ----------     ----------
Cumulative effect of change in accounting policy,
net of related tax effect                                         (2,234)             -
                                                              ----------     ----------

Net income (loss)                                              $  (3,038)     $    (575)
                                                              ==========     ==========

Net income (loss) per share                                    $   (0.39)     $   (0.07)
                                                              ==========     ==========
Weighted average number of shares outstanding                      7,807          7,807
                                                              ==========     ==========

* As discussed in Note 1 to the Consolidated Financial Statements, certain amounts for the three month period ended December 31,1996 have been reclassified to conform to the December 31,1997 financial presentation.

The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                         Three months ended
                                                                             December 31,
                                                                    ------------------------------
                                                                       1997               1996*
                                                                    (restated)
                                                                    -----------        -----------
Operating activities:
   Income (loss) before cumulative effect of change in
      accounting policy                                            $       (804)      $       (575)
   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                                       334                392
        Deferred income taxes                                              (552)              (112)
        Minority interest                                                    (4)                 -
        Changes in operating assets and liabilities:
           Real estate inventories                                      (10,237)             3,370
           Prepaid expenses and other assets                               (745)              (655)
           Income tax receivables                                           405                  -
           Deferred project start up costs                                    -               (449)
           Accounts payable and accrued construction liabilities         (4,156)           (10,899)
           Other accrued expenses                                           315             (1,631)
           Customer deposits                                                (22)               (40)
                                                                    -----------        -----------

Net cash provided by (used for) operating activities                    (15,466)           (10,599)
                                                                    -----------        -----------

Investing activities:
    Property and equipment, net                                            (350)              (295)
    Exercised of stock options                                                -                  -
                                                                    -----------        -----------

Net cash provided by (used for) investing activities                       (350)              (295)
                                                                    -----------        -----------
Financing activities:
   Borrowings under notes payable                                        32,099             34,300
   Repayments of notes payable                                          (17,130)           (25,363)
   Borrowing under notes payable to Principal Shareholder                     -                  -
   Repayment of notes payable to Principal Shareholder                        -                  -
   Proceeds of stock options exercised                                        -                  -
   Contributions from minority interest                                       -                  -
   Distributions to minority interest                                         -               (111)
                                                                    -----------        -----------

Net cash provided by (used for) financing activities                     14,969              8,826
                                                                    -----------        -----------

Net decrease in cash and cash equivalents                                  (847)            (2,068)

Cash and cash equivalents:
   Beginning of period                                                    4,615              4,501
                                                                    -----------        -----------
   End of period                                                   $      3,768       $      2,433
                                                                    ===========        ===========


* As discussed in Note 1 to the Consolidated Financial Statements, certain amounts for the three month period ended December 31, 1996 have been reclassified to conform to the December 31, 1997 financial presentation.

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

Reclassification of Results of Operations

Certain amounts for the three months ended December 31, 1996 were reclassified to conform to the December 31, 1997 financial presentation.

Change in Accounting Principle

Effective October 1, 1997 the Company adopted Statement of Position (SOP) No 98-5, reporting on the costs of start-up activities. Cost of start up activities and organization costs are expensed as incurred. The cumulative effect of this change in accounting decreased net assets at October 1, 1997 by $2,234,000.

Restatement of Results of Operations

Residential sales have been adjusted to defer the recognition of certain parking unit sales until legal title transfers to the buyer.

Gross Profit has been adjusted to reflect the deferral of certain parking unit sales until legal title transfers to the buyer. Additionally, gross profit has been adjusted to reflect changes in construction estimates not recognized on a timely basis and to reflect the change in the Company's method of accounting for pre-operative start-up costs.

Selling Expenses have been adjusted to reflect the change in the Company's method of accounting for pre-operative start-up costs.

NOTE 2 - REAL ESTATE INVENTORIES
--------------------------------

Real estate inventories are summarized as follows (in thousands):

                                             December 31,        September 30,
                                                1997                  1997
                                             (restated)
                                           --------------        -------------
         Work-in-process:
              Land and development               $42,518              $38,337
              Construction inventory              39,379               33,948
         Completed homes:
              Models                               6,898                7,590
              Speculative homes                    2,229                  912
                                           --------------        -------------
                                                 $91,024              $80,787
                                           ==============        =============

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

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment are summarized as follows (in thousands):

                                              December 31,        September 30,
                                                 1997                  1997
                                            ---------------       --------------
       Model home upgrades and furnishings          $4,617               $4,307
       Equipment and furniture                       3,170                3,147
       Vehicles                                        393                  379
       Leasehold improvements                           54                   52
                                            ---------------       --------------
                                                     8,234                7,885
       Accumulated depreciation                      4,929                4,596
                                            ---------------       --------------
                                                    $3,305               $3,289
                                            ===============       ==============

NOTE 4 - NOTES PAYABLE
----------------------

Notes and mortgages payable are summarized as follows (in thousands):

                                         December 31,       September 30,
                                             1997               1997
                                       ----------------   ----------------
      Revolving line of credit                 $45,850            $30,818
      Notes payable to land sellers              2,206              2,269
                                       ----------------   ----------------
                                               $48,056            $33,087
                                       ================   ================


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

NOTE 5 - SHAREHOLDER NOTES PAYABLE
----------------------------------

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

OVERVIEW

Although the Company experienced reduced revenues for the quarter ended December 31, 1997, as compared to the quarter ended December 31, 1996, the average sales price per home closed increased by $10,200 from $173,300 in the quarter ended December 31, 1996 to $183,500 in the quarter ended December 31, 1997. The primary reason for the increase in the average sales price was due to the Company's first closings in its new custom suburban project in its Rembrandt Homes division, which delivered homes from about $380,000 to $580,000. Sales, which are recognized upon the closing and delivery of homes, decreased $3.3 million or 14.5% to $19.4 million, for the three months ended December 31, 1997, as compared to $22.7 million for the same period ended December 31, 1996. The Company closed 107 homes in the quarter ended December 31, 1997 compared to 131 in the quarter ended December 31, 1996.

Gross profit as a percent of sales was 7.4% for the quarter ended December 31, 1997, compared to 7.7% for the same period in 1996. This decrease is attributable to decreased margins in the Company's Urban Division, partially offset by increased margins in the Company's Suburban Division.

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

                                                                               Three Months Ended
                                                                     --------------------------------------
                                                                   December 31, 1997        December 31, 1996*
                                                                       (restated)
                                                                   -----------------        ------------------
Residential sales                                                            100.0%                    100.0%
Cost of residential sales                                                     92.6%                     91.9%
                                                                   -----------------        ------------------
Gross profit                                                                   7.4%                      8.1%
Selling expenses                                                               8.5%                      8.4%
General and administrative expenses                                            5.8%                      4.0%
                                                                   -----------------        ------------------
Income (loss) before provision (benefit) for income taxes and
   cumulative effect of change in accounting policy                          (6.9)%                    (4.2)%
Provision (benefit) for income taxes                                         (2.8)%                    (1.7)%
                                                                   -----------------        ------------------
Income (loss) before cumulative effect of change in
   accounting policy                                                         (4.1)%                    (2.5)%
Cumulative effect of change in accounting policy, net of
   related tax effect                                                       (11.5)%
                                                                   -----------------        ------------------

Net income (loss)                                                           (15.6)%                    (2.5)%
                                                                   =================        ==================


* As discussed in Note 1 to the Consolidated Financial Statements, certain amounts for the three month periods ended December 31, 1996 have been reclassified to conform to the December 31, 1997 financial presentation.

Residential Sales

The decrease in sales revenue for the three months ended December 31, 1997, as compared to the three months ended December 31, 1996, was due primarily to the reduction in homes closed from 131 during the three months ended December 31, 1996 to 107 in the three months ended December 31, 1997.

Cost of Sales

Cost of sales decreased $2.9 million from $20.9 million to $18.0 million for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. As a percent of sales revenue, cost of sales increased .7% during the period ended December 31, 1997 compared to the period ended December 31, 1996. The overall decrease in total dollars was primarily due to fewer home closings.

Selling, General and Administrative Expenses

Selling expenses decreased from $1,897,000 for the three months ended December 31, 1996 to $1,660,000 for the three months ended December 31, 1997. As a percentage of sales revenue, selling expenses increased from 8.3% to 8.5% for the three months ended December 31, 1997 as compared to the prior year period. The increase in selling expenses as a percent of sales was a direct result of the decrease in sales revenue during the quarter.

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

Item 4.   Submission of Matters to a Vote of
          Security Holders                                     None

Item 5.   Other Information                                    None

Item 6.   Exhibits and Reports on Form 8 - K

          Exhibit No. 27.1 - Financial Data Schedule

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.


By:  /S/ Joseph R. Atkin                            Date: January 14, 1999
   --------------------------------
   Joseph R. Atkin,  Vice President
   and Chief Financial Officer