Form 10-Q/A
period 1998-03-31
SUNDANCE HOMES INC
filed 1999-01-14
CIK 900616

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1
                                 ---------------

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the Quarterly Period Ended: March 31, 1998

                         Commission File Number: 0-21900
                                                ---------

                              SUNDANCE HOMES, INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Illinois                                       36-3111764
-------------------------------                  ----------------------------
(State or other jurisdiction of                  (IRS Employer Identification
incorporation or organization)                               Number)


                201 N. Wells, Suite 1800, Chicago, Illinois 60606
    -----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                              SUNDANCE HOMES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---
PART I   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets-
                 March 31, 1998 (unaudited) and September 30, 1997.............1

          Consolidated Statements of Income (unaudited) -
                 three months and six months ended March 31, 1998 and 1997.....2

          Consolidated Statements of Cash Flows (unaudited) -
                 six months ended March 31, 1998 and 1997......................3

          Notes to Consolidated Financial Statements.........................4-8

  Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................9-15

PART II  OTHER INFORMATION

  Item 1. Legal Proceedings...................................................16

  Item 4. Submission of Matters to a Vote of Security Holders.................16

  Item 6. Exhibits and Reports on Form 8-K....................................17

SIGNATURE PAGE................................................................18

PART I.  FINANCIAL INFORMATION

As discussed in Note 1 to the Consolidated Financial Statements, certain amounts for the three and six months ended March 31, 1998 have been restated.

   Item 1.  Financial Statements

                              SUNDANCE HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                  March 31,
                                                                                    1998                   September 30,
                                                                                 (restated)                     1997
                                                                              ------------------         -----------------
                                                                                 (unaudited)
ASSETS
Cash and cash equivalents                                                   $             4,256        $            4,615
Real estate inventories                                                                  97,538                    80,787
Deferred income taxes                                                                     1,175                         -
Prepaid expenses and other assets                                                         1,865                     1,566
Property and equipment, net                                                               3,762                     3,289
Deferred project start-up costs                                                               -                     3,726
Income tax receivable                                                                         -                       565
                                                                              ------------------         -----------------

   Total assets                                                             $           108,596        $           94,548
                                                                              ==================         =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued construction liabilities                       $            21,102        $           23,711
Other accrued expenses                                                                    2,362                     1,976
Customer deposits                                                                         2,655                     2,116
Notes payable                                                                            54,575                    33,087
Notes payable to Principal Shareholder                                                        -                         -
Deferred income taxes                                                                         -                     1,604
Subordinated notes payable to Principal Shareholder                                       4,193                     4,193
                                                                              ------------------         -----------------

   Total liabilities                                                                     84,887                    66,687
                                                                              ------------------         -----------------

Minority interest                                                                         (192)                     (182)
                                                                              ------------------         -----------------

Shareholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized,
      none issued or outstanding                                                              -                         -
   Common stock, $0.01 par value, 20,000,000 shares authorized,
      7,807,875 shares issued and outstanding                                                78                        78
   Additional paid-in capital                                                            26,978                    26,977
   Retained earnings (deficit)                                                          (3,155)                       988
                                                                              ------------------         -----------------

   Total shareholders' equity                                                            23,901                    28,043
                                                                              ------------------         -----------------

   Total liabilities and shareholders' equity                               $           108,596        $           94,548
                                                                              ==================         =================

   The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (in thousands, except per share data)
                                   (unaudited)

                                                             Three months ended                 Six months ended
                                                                 March 31,                         March 31,
                                                        -----------------------------     -----------------------------

                                                            1998            1997*             1998           1997*
                                                         (restated)                        (restated)
                                                        --------------  -------------     -------------  --------------
Residential sales                                            $ 25,059        $15,131            44,480        $ 37,843

Cost of residential sales                                      23,306         14,436            41,283          35,311
                                                        --------------  -------------     -------------  --------------

Gross profit                                                    1,753            695             3,197           2,532

Selling expenses                                                2,387          1,864             4,047           3,761

General and administrative expenses                             1,206          1,504             2,330           2,402
                                                        --------------  -------------     -------------  --------------

Income (loss) before provision (benefit) for income
    taxes                                                     (1,840)        (2,673)           (3,180)         (3,631)
Provision (benefit) for income taxes                            (735)        (1,069)           (1,271)         (1,452)
                                                        --------------  -------------     -------------  --------------

Income (loss) before cumulative effect of change in
    accounting policy                                        $(1,105)       $(1,604)         $ (1,909)        $(2,179)

Cumulative effect of change in accounting policy, net
    of related tax effect                                           -              -           (2,234)               -
                                                        --------------  -------------     -------------  --------------

Net income (loss)                                            $(1,105)      $ (1,604)         $ (4,143)       $ (2,179)
                                                        ==============  =============     =============  ==============

Net income (loss) per share                                  $ (0.14)       $ (0.21)          $ (0.53)        $ (0.28)
                                                        ==============  =============     =============  ==============

Weighted average number of shares outstanding                   7,808          7,807             7,808           7,807
                                                        ==============  =============     =============  ==============

* As discussed in Note 1 to the Consolidated Financial Statements, certain amounts for the three and six month periods ended March 31, 1997 have been reclassified to conform to the 1998 financial presentation.

   The accompanying notes are an integral part of these financial statements.

                              SUNDANCE HOMES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                             Six months ended
                                                                                                 March 31,
                                                                                        ----------------------------

                                                                                           1998           1997*
                                                                                        (restated)
                                                                                        ------------   ------------
Operating activities:
 Income (loss) before cumulative effect of change in accounting policy                $      (4,143) $      (2,179)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used for) operating activities:

        Depreciation and amortization                                                           725            463
        Deferred income taxes                                                                   947           (112)
        Minority Interest                                                                       (10)             -
        Changes in operating assets and liabilities:
           Real estate inventories                                                          (16,751)          (118)
           Prepaid expenses and other assets                                                   (299)        (1,071)
           Income tax receivables                                                               565              -
           Deferred project start up costs                                                        -         (1,132)
           Accounts payable and accrued construction liabilities                             (2,609)       (12,073)
           Other accrued expenses                                                               386         (3,332)
           Customer deposits                                                                    539            888
                                                                                        ------------   ------------
Net cash provided by (used for) operating activities                                        (20,650)       (18,666)
                                                                                        ------------   ------------

Investing activities:
        Property and equipment, net                                                          (1,198)          (732)
                                                                                        ------------   ------------
Net cash provided by (used for) investing activities                                         (1,198)          (732)
                                                                                        ------------   ------------

Financing activities:
   Borrowings under notes payable                                                            62,884         55,450
   Repayments of notes payable                                                              (41,396)       (38,653)
   Proceeds of stock options exercised                                                            1              -
   Contributions from minority interest                                                           -              8
   Distributions to minority interest                                                             -           (119)
                                                                                        ------------   ------------

Net cash provided by (used for) financing activities                                         21,489         16,686
                                                                                        ------------   ------------

Net increase (decrease) in cash and cash equivalents                                           (359)        (2,712)
Cash and cash equivalents:
   Beginning of period                                                                        4,615          4,501
                                                                                        ------------   ------------

   End of period                                                                      $       4,256  $       1,789
                                                                                        ============   ============

* As discussed in Note 1 to the Consolidated Financial Statements, certain amounts for the six month period ended March 31, 1997 have been reclassified to conform to the 1998 financial presentation.

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

Reclassification of Results of Operations

Certain amounts for three and six months ended March 31, 1997 were reclassified to conform to the 1998 financial presentation.

Change in Accounting Policy

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

Gross Profit has been adjusted to reflect the deferral of certain parking unit sales until legal title transfers to the buyer. Additionally, gross profit as been adjusted to reflect changes in construction estimates not recognized on a timely basis and to reflect the change in the Company's method of accounting for pre-operative start-up costs.

Selling Expenses have been adjusted to reflect the change in the Company's method of accounting for pre-operative start-up costs.

NOTE 2 - REAL ESTATE INVENTORIES
--------------------------------

Real estate inventories are summarized as follows (in thousands):

                                                March 31,                 September 30,
                                                   1998                       1997
                                                (restated)
                                            -------------------        --------------------
         Work-in-process:
              Land and development                     $37,759                     $33,682
              Construction inventory                    36,717                      29,732
         Completed homes:
              Models                                     7,674                       6,668
              Speculative homes                          3,893                         912
         Capitalized overhead                            4,387                       3,146
         Capitalized interest                            7,108                       6,647
                                            -------------------        --------------------
                                                       $97,538                     $80,787
                                            ===================        ====================

Model homes are constructed to help market a development and include allocations of land and development and other allocable costs. Speculative homes represent non-model homes which are substantially complete and are not subject to a sales contract.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment are summarized as follows (in thousands):

                                                      March 31, 1998            September 30, 1997
                                                   ---------------------       ---------------------
         Model home upgrades and furnishings                     $5,352                      $4,307
         Equipment and furniture                                  3,213                       3,147
         Vehicles                                                   393                         379
         Leasehold improvements                                     123                          52
                                                   ---------------------       ---------------------
                                                                  9,081                       7,885
         Accumulated depreciation                                 5,319                       4,596
                                                   ---------------------       ---------------------
                                                                 $3,762                      $3,289
                                                   =====================       =====================

NOTE 4 - NOTES PAYABLE
----------------------

Notes and mortgages payable are summarized as follows (in thousands):

                                        March 31,                 September 30, 1997
                                          1998
                                  ---------------------         ---------------------
         Revolving credit loan                 $45,180                       $30,818
         Other notes payable                     9,395                         2,269
                                  ---------------------         ---------------------
                                               $54,575                       $33,087
                                  =====================         =====================

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

OVERVIEW

During the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 the Company's residential sales increased by approximately $10 million, the Company's gross profit increased by $0.8 million, and the Company's net loss decreased $0.5 million. In addition, the average sales price per home closed increased by $16,700 from $166,300 to $183,000.

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

The Company also continued its expansion into the Southwest Suburban market. Cedar Creek in Matteson and Walnut Pointe in Bolingbrook opened for sales in February and took 19 new contracts between them. The Suburban Properties Division also took an aggressive growth posture in the south suburban market by contracting the to acquire approximately 400 developed lots in the Villages of Lockport and Orland Park.

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

                                                        Three months ended                    Six months ended
                                                             March 31,                            March 31,
                                                   ------------------------------       ------------------------------
                                                       1998            1997*                1998            1997*
                                                    (restated)                           (restated)
                                                   --------------  --------------       --------------  --------------
Residential sales                                         100.0%          100.0%               100.0%          100.0%
Cost of residential sales                                  93.0%           95.4%                92.8%           93.3%
                                                   --------------  --------------       --------------  --------------
Gross profit                                                7.0%            4.6%                 7.2%            6.7%

Selling expenses                                            9.5%           12.3%                 9.1%            9.9%
General and administrative expenses                         4.8%            9.9%                 5.2%            6.3%
                                                   --------------  --------------       --------------  --------------
Income (loss) before provision (benefit) for
  income taxes                                             (7.3)%         (17.7)%               (7.1)%          (9.5)%
                                                   --------------  --------------       --------------  --------------

Provision (benefit) for income taxes                       (2.9)%          (7.1)%               (2.9)%          (3.8)%
                                                   --------------  --------------       --------------  --------------

Income (loss) before cumulative effect
   of change in accounting policy                          (4.4)%         (10.6)%               (4.3)%          (5.8)%

Cumulative effect of change in accounting policy,
   net of related tax effect                                  - %             - %                   5%             - %
                                                   --------------  --------------       --------------  --------------

Net income (loss)                                          (4.4)%         (10.6)%               (9.3)%          (5.8)%
                                                   ==============  ==============       ==============  ==============

*As discussed in Note 1 to the Consolidated Financial Statements, certain amounts for the three and six month periods ended March 31, 1997 have been reclassified to conform to the 1998 financial presentation.

Residential Sales

Sales, which are recognized upon the closing and delivery of homes increased
$10 million or 65.6%, to $25.1 million, for the three months ended March 31, 1998 as compared to $15.1 million for the three months ended March 31, 1997. The Company also experienced increased sales revenue for the six months ended March 31, 1998 as compared to the comparable period in 1997. Sales revenue increased $6.6 million, or 17.5%, from $37.8 for the six months ended March 31, 1997 to $44.5 for the six months ended March 31, 1998. This increase, for the quarter ended March 31, 1998, was primarily due to the increase in homes closed from 91 during the three months ended March 31, 1997 to 137 in the three months ended March 31, 1998, which resulted primarily from closings at its two loft conversion projects on Erie Street and Michigan Avenue under the Company's urban division. The average sales price per homes closed increased by $16,700 or 10.0% to $183,000 in the quarter ended March 31, 1998 from $166,300 in the quarter ended March 31, 1997.

Cost of Sales

Cost of sales, as a percentage of revenues, decreased by 2.4 percentage points to 93.0% of sales for the quarter ended March 31, 1998 as compared to 95.4% for the quarter ended March 31, 1997. Cost of sales, as a percentage of revenues, decreased by .5 percentage points to 92.8% for the six months ended March 31, 1998 as compared to 93.3% for the six months ended March 31, 1997. Total cost of sales increased by $8.9 million from $14.4 million in the quarter ended March 31, 1997 to $23.3 million in the quarter ended March 31, 1998. Total cost of sales increased by $6.0 million from $35.3 million in the six months ended March 31, 1997 to $41.3 million in the six months ended March 31, 1998. The primary reason for this increase was the increased number of deliveries during the quarter and the six month period ended March 31, 1998.

Gross Profit

Gross profit as a percentage of sales increased to 7.0% for the quarter ended March 31, 1998, compared to 4.6% for the same period in 1997. Gross profit as a percentage of sales increased to 7.2% for the six months ended March 31, 1998, compared to 6.7% for the same period in 1997. These increases are attributable to the Company's continued closings in its urban division, continued closings in the Company's new custom suburban project and increased margins in the Company's suburban homes.

Selling, General and Administrative Expenses

Selling expenses as a percentage of revenues decreased by 2.8 percentage points from 12.3% of sales for the quarter ended March 31, 1997 to 9.5% of sales for the quarter ended March 31, 1998. Selling expenses as a percentage of revenues decreased by 0.8 percentage points from 9.9% of sales for the six months ended March 31, 1997 to 9.1% of sales for the six months ended March 31, 1998. The decrease in selling expenses for the quarter ended March 31, 1998, as a percentage of revenues, was primarily a direct result of the increase in sales revenue during the quarter.

Actual selling expenses increased by $0.5 million from $1.9 million during the quarter ended March 31, 1997 to $2.4 million for the quarter ended March 31, 1998 and increased by $0.2 million from $3.8 million during the six months ended March 31, 1997 to $4.0 million for the six months ended March 31, 1998. This increase, for the quarter and six months ended March 31, 1998, resulted primarily from variable costs associated with increased deliveries, as well as, increased advertising expenditures resulting from the opening of five new communities.

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

                  The following summarizes the results of the shareholder vote:

                  a)  Election of Directors

                                                           Votes in        Votes                        Authority     Broker
                                                           --------        -----                        ---------     ------
                       Name of Director Nominee              Favor        Opposed      Abstentions      Withheld     Non-Votes
                       ------------------------              -----        -------      -----------      --------     ---------
                  Class I (Terms Expire in 2001)
                           Gerald Ginsburg                 6,800,365         -              -           36,750           -
                           Joseph Atkin                    6,800,365         -              -           36,750           -
                  b)  The shareholders voted to approve the Second Amendment to the Sundance Homes, Inc. 1993 Directors' Stock Option Plan
                                                           Votes in        Votes                        Authority     Broker
                                                           --------        -----                        ---------     ------
                                                             Favor        Opposed      Abstentions      Withheld     Non-Votes
                                                             -----        -------      -----------      --------     ---------
                                                           6,722,405     103,510         11,200             -            -

Item 6.           Exhibits and Reports on Form 8-K

                  Exhibit No. 10.1 - Unsecured Promissory Note dated February
                                     24, 1998 issued to Maurice Sanderman(1)
                  Exhibit No. 10.2 - Unsecured Promissory Note dated March 17,
                                     1998 issued to Maurice Sanderman(1)
                  Exhibit No. 10.3 - Secured Subordinated Promissory Note dated
                                     May 1, 1998 issued to Maurice Sanderman(1)
                  Exhibit No. 27.1 - Financial Data Schedule

(1) Exhibits were previously filed with the form 10Q on May 15, 1998

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.


By:      /s/ Joseph R. Atkin                      Date: January 13,1999
    -----------------------------------
    Joseph R. Atkin,  Vice President
    and Chief Financial Officer