Form 10-Q/A
period 1998-06-30
SUNDANCE HOMES INC
filed 1999-01-14
CIK 900616

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1
                                 ---------------

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period Ended: June 30, 1998

                        Commission File Number:   0-21900
                                               ------------

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


                201 N. Wells, Suite 1800, Chicago, Illinois 60606
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

   Item 1.  Financial Statements

            Consolidated Balance Sheets-
                   June 30, 1998 (unaudited) and September 30, 1997...........1

            Consolidated Statements of Income (unaudited) -
                   three months and nine months ended June 30, 1998 and 1997..2

            Consolidated Statements of Cash Flows (unaudited) -
                   nine months ended June 30, 1998 and 1997...................3

            Notes to Consolidated Financial Statements......................4-7

   Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ....................8-13

PART II  OTHER INFORMATION

   Item 1.  Legal Proceedings................................................14

   Item 6.  Exhibits and Reports on Form 8-K.................................14

SIGNATURE PAGE...............................................................15

EXHIBIT INDEX................................................................16

PART I.  FINANCIAL INFORMATION
As discussed in Note 1 to the Consolidated Financial Statements, certain amounts for the three and nine months ended June 30, 1998 have been restated.
Item 1.  Financial Statements

                              SUNDANCE HOMES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                     June 30,   September 30,
                                                                       1998         1997
                                                                   (restated)
                                                                    ---------    ---------
                                                                   (unaudited)
ASSETS
------
Cash and cash equivalents                                           $   2,099    $   4,615
Real estate inventories                                               104,545       80,787
Deferred income taxes                                                   1,032           --
Prepaid expenses and other assets                                       2,703        1,566
Property and equipment, net                                             5,903        3,289
Deferred project start-up costs                                            --        3,726
Income tax receivable                                                      --          565
                                                                    ---------    ---------

   Total assets                                                     $ 116,282    $  94,548
                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Accounts payable and accrued construction liabilities               $  13,255    $  23,711
Other accrued expenses                                                  2,050        1,976
Customer deposits                                                       3,122        2,116
Notes payable                                                          67,236       33,087
Notes payable to Principal Shareholder                                  2,500           --
Deferred income taxes payable                                              --        1,604
Subordinated notes payable to Principal Shareholder                     4,193        4,193
                                                                    ---------    ---------

   Total liabilities                                                   92,356       66,687
                                                                    ---------    ---------

Minority interest                                                        (192)        (182)
                                                                    ---------    ---------

Shareholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized,
      none issued or outstanding                                           --           --
   Common stock, $0.01 par value, 20,000,000 shares authorized,
      7,809,125 shares issued and outstanding                              78           78
   Additional paid-in capital                                          26,980       26,977
   Retained earnings (deficit)                                         (2,940)         988
                                                                    ---------    ---------

   Total shareholders' equity                                          24,118       28,043
                                                                    ---------    ---------

   Total liabilities and shareholders' equity                       $ 116,282    $  94,548
                                                                    =========    =========

The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (in thousands, except per share data)
                                   (unaudited)

                                                               Three months ended             Nine months ended
                                                                      June 30,                      June 30,
                                                             -----------------------       ------------------------
                                                            (restated)                    (restated)
                                                               1998          1997*           1998           1997*
                                                             --------       --------       --------        --------
Residential sales                                              35,019       $ 23,739       $ 79,498        $ 61,582
Land and building sales                                         6,950             --          6,950              --
                                                             --------       --------       --------        --------

Total sales                                                    41,969         23,739         86,448          61,582

Cost of residential sales                                      32,160         20,863         73,442          56,174
Cost of land and building sales                                 5,898             --          5,898              --
                                                             --------       --------       --------        --------

Total cost of sales                                            38,058         20,863         79,340          56,174
                                                             --------       --------       --------        --------

Gross profit                                                    3,911          2,876          7,108           5,408

Selling expenses                                                2,575          2,072          6,622           5,833
General and administrative expenses                               977            768          3,307           3,170

Income (loss) before minority interest and provision
(benefit) for income taxes                                        359             36         (2,821)         (3,595)

Provision (benefit) for income taxes                              144             14         (1,127)         (1,438)
                                                             --------       --------       --------        --------

Income (loss) before cumulative effect of change in
accounting policy                                            $    215       $     22       $ (1,694)       $ (2,157)

Cumulative effect of change in accounting policy, net
of related tax effect                                              --             --         (2,234)             --
                                                             --------       --------       --------        --------

Net income (loss)                                            $    215       $     22       $ (3,928)       $ (2,157)
                                                             ========       ========       ========        ========

Net income (loss) per share                                  $   0.03       $   0.00       ($  0.50)       $  (0.28)
                                                             ========       ========       ========        ========


Weighted average number of shares outstanding                   7,808          7,807          7,808           7,807
                                                             ========       ========       ========        ========

* As discussed in Note 1 to the Consolidated Financial Statements, certain amounts for the three and nine month periods ended June 30, 1997 have been reclassified to conform to the 1998 financial presentation.

   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                               Nine months ended
                                                                                                   June 30,
                                                                                             ----------------------
                                                                                                1998       1997*
                                                                                            (restated)
                                                                                             ---------    ---------
Operating activities:
   Income (loss) before cumulative effect of change in accounting policy                     $  (3,928)   $  (2,179)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for)
      operating activities:
        Depreciation and amortization                                                            1,555          463
        Deferred income taxes                                                                    1,090         (112)
        Minority interest                                                                          (10)          --
        Changes in operating assets and liabilities:
           Real estate inventories                                                             (25,621)        (118)
           Prepaid expenses and other assets                                                    (1,137)      (1,071)
           Income tax receivables                                                                  565           --
           Deferred project start up costs                                                          --       (1,132)
           Accounts payable and accrued construction liabilities                               (10,456)     (12,073)
           Other accrued expenses                                                                   74       (3,332)
           Customer deposits                                                                     1,006          888
                                                                                             ---------    ---------

Net cash provided (used for) operating activities                                              (36,862)     (18,666)
                                                                                             ---------    ---------

Investing activities:
Property and equipment, net                                                                     (2,306)        (732)
                                                                                             ---------    ---------

Net cash provided by (used for) investing activities                                            (2,306)        (732)
                                                                                             ---------    ---------

Financing activities:
   Borrowings under notes payable                                                              113,998       55,450
   Repayments of notes payable                                                                 (79,849)     (38,653)
   Borrowings under notes payable to Principal Shareholder                                       5,479           --
   Repayments of notes payable to Principal Shareholder                                         (2,979)          --
   Proceeds of stock options exercised                                                               3           --
   Contributions from minority interest                                                             --            8
   Distributions to minority interest                                                               --         (119)
                                                                                             ---------    ---------

Net cash provided by (used for) financing activities                                            36,652       16,686
                                                                                             ---------    ---------

Net increase (decrease) in cash and cash equivalents                                            (2,516)      (2,712)
Cash and cash equivalents:
   Beginning of period                                                                           4,615        4,501
                                                                                             ---------    ---------
   End of period                                                                             $   2,099    $   1,789
                                                                                             =========    =========

* As discussed in Note 1 to the Consolidated Financial Statements, certain amounts for the nine month period ended June 30, 1997 have been reclassified to conform to the 1998 financial presentation.

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

Reclassification of Results of Operations

Certain amounts for three and nine months ended June 30, 1997 were reclassified to conform to the 1998 financial presentation.

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

NOTE 2 - REAL ESTATE INVENTORIES
--------------------------------

Real estate inventories are summarized as follows (in thousands):

                                                 June 30,   September 30,
                                                  1998          1997
                                               (restated)
                                             -------------  -------------
     Work-in-process:
          Land and development                   $47,397       $33,682
          Construction inventory                  40,480        29,732
     Completed homes:
          Models                                   1,557         6,668
          Speculative homes                        2,621           912
     Capitalized overhead                          4,949         3,146
     Capitalized interest                          7,541         6,647
                                             ============   ============
                                                $104,545       $80,787
                                             ============   ============

Model homes are constructed to help market a project and include allocations of land, land development and other allocable costs. Speculative homes represent non-model homes which are substantially complete and are not subject to a sales contract.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment are summarized as follows (in thousands):

                                                June 30,         September 30,
                                                  1998               1997
                                           --------------       --------------
    Model home upgrades and furnishings           $7,979               $4,307
    Equipment and furniture                        3,226                3,147
    Vehicles                                         393                  379
    Leasehold improvements                           446                   52
                                           --------------       --------------
                                                  12,044                7,885
    Accumulated depreciation                       6,141                4,596
                                           --------------       --------------
                                                  $5,903               $3,289
                                           ==============       ==============

NOTE 4 - NOTES PAYABLE
----------------------

Notes and mortgages payable are summarized as follows (in thousands):

                                            June 30,         September 30,
                                             1998               1997
                                     ----------------       ---------------
    Revolving credit loan                    $65,443               $30,818
    Notes payable to Land Sellers              1,793                 2,269
                                     ----------------       ---------------
                                             $67,236               $33,087
                                     ================       ===============

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

OVERVIEW

During the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 the Company's residential sales increased by approximately $11.3 million or 47.5%. In addition, the average sales price per home closed increased by $21,700 from $166,300 to $188,000.

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

The overall gross profit increased by $1.0 million or 36% and the Company's net profit increased by $193,000 to $215,000 for the quarter ended June 30, 1998.

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

The Company's custom home division, Rembrandt Homes delivered 19 homes and took 30 new contracts during the quarter in its two primary projects, The Conservancy in Gurnee and St. Andrews in Vernon Hills.

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

                                                   Three months ended     Nine months ended
                                                         June 30,              June 30,
                                                   ------------------     ------------------
                                                     1998     1997           1998      1997
                                                  (restated)              (restated)
                                                    -----    ------         ------    ------

Residential sales                                    83.4%    100.0%         92.0%    100.0%
Land sales                                           16.6%                    8.0%
                                                    ------    ------        ------    ------
Total sales                                         100.0%    100.0%        100.0%    100.0%

Cost of residential sales                            76.6%     87.9%         85.0%     91.2%
Cost of land sales                                   14.1%                    6.8%
                                                    ------    ------        ------    ------
Total cost of sales                                  90.7%     87.9%         91.8%     91.2%
                                                    ------    ------        ------    ------

Gross Profit                                          9.3%     12.1%          8.2%      8.8%

Selling expenses                                      6.1%      8.7%          7.7%      9.5%
General and administrative expenses                   2.3%      3.2%          3.8%      5.1%
                                                    ------    ------        ------    ------
Income (loss) before minority interest and
provision (benefit) for income taxes                  0.9%      0.2%        (3.3)%    (5.8)%
Provision (benefit) for  income taxes                 0.3%      0.1%        (1.3)%    (2.3)%
                                                    ------    ------        ------    ------
Income (loss) before cumulative effect of change
in accounting policy                                  0.5%     01.%          (2.0)%    (3.5)%
Cumulative effect of change in accounting policy,
    net of related tax effect                                                (2.6)%
                                                    ------    ------        ------    ------
Net income (loss)                                     0.5%     01.%          (4.5)%    (3.5)%
                                                    ======    ======        ======    ======

Residential Sales

Residential sales, which are recognized upon the closing and delivery of homes, increased $11.3 million or 47.5%, to $35.0 million, for the three months ended June 30, 1998 as compared to $23.7 million for the three months ended June 30, 1997. The Company also experienced increased sales revenue for the nine months ended June 30, 1998 as compared to the comparable period in 1997. Sales revenue increased $17.9 million, or 29.1%, from $61.6 million for the nine months ended June 30, 1997 to $79.5 million for the nine months ended June 30, 1998. This increase, for the quarter ended June 30, 1998, when compared to the quarter ended June 30, 1997 is due primarily to the increase in the number of units closed in the quarter. In addition, the average selling price increased by $21,700 from $166,300 for the quarter ended June 30, 1997 to $188,000 for the quarter ended June 30, 1998.

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

Cost of Residential Sales

Cost of residential sales, as a percentage of residential sales, increased by
3.9 percentage points to 91.8% for the quarter ended June 30, 1998 as compared to 87.9% for the quarter ended June 30, 1997. Cost of residential sales, as a percentage of residential sales, increased by 1.1 percentage points to 92.3% for the nine months ended June 30, 1998 as compared to 91.2% for the nine months ended June 30, 1997. Cost of residential sales increased by $11.3 million from $20.9 million for the quarter ended June 30, 1997 to $32.2 million for the quarter ended June 30, 1998. Cost of residential sales increased by $17.3 million from $56.2 million for the nine months ended June 30, 1997 to $73.4 million for the nine months ended June 30, 1998. The primary reason for the increase in the cost of residential sales was the increased number of residential units closed during the quarter and the nine month period ended June 30, 1998. The primary reason for the increase in cost of residential sales as a percentage of residential sales, was the sale of 31 model homes to an unrelated third party at reduced margins.

Gross Profit

Gross profit as a percentage of total sales was 9.3% for the quarter ended June 30, 1998, compared to 12.1% for the same period in 1997. Gross profit as a percentage of total sales decreased to 8.2% for the nine months ended June 30, 1998, compared to 8.7% for the same period in 1997. Gross profit increased by $1.0 million from $2.9 million for the quarter ended June 30, 1997 to $3.9 million for the quarter ended June 30, 1998. Gross profit increased by $1.7 million from $5.4 million for the nine months ended June 30, 1997 to $7.1 million for the nine months ended June 30, 1998. The increase in the gross profit for the quarter and the nine month period ended June 30, 1998 was attributable to the Company's land sales during the period, the Company's continued closings in its urban division, continued closings in the Company's new custom suburban project, and increased margins in the Company's suburban homes. The increase in gross profit was partially offset by the sale of model homes to an unrelated third party at reduced margins.

Selling, General and Administrative Expenses

Selling expenses as a percentage of total sales decreased by 2.6 percentage points from 8.7% for the quarter ended June 30, 1997 to 6.1% for the quarter ended June 30, 1998. Selling expenses as a percentage of total sales decreased by 1.8 percentage points from 9.5% for the nine months ended June 30, 1997 to 7.7% for the nine months ended June 30, 1998. The decrease in selling expenses for the quarter ended June 30, 1998, as a percentage of total sales, was primarily a result of the increase in sales revenue during the quarter. Actual selling expenses increased by $0.5 million from $2.1 million for the quarter ended June 30, 1997 to $2.6 million for the quarter ended June 30, 1998 and increased by $.8 million from $5.8 million during the nine months ended June 30, 1997 to $6.6 million for the nine months ended June 30, 1998. This increase, for the quarter and nine months ended June 30, 1998, resulted primarily from variable costs associated with increased deliveries, as well as increased advertising expenditures resulting from the opening of new communities.

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

On March 17, 1998, in order to acquire the property located at 3228-3244 North Halsted, Chicago, Illinois, the Company entered into two interim financing arrangements. The first was a promissory note with Cohen Financial Corporation in the amount of $1.6 million at a rate of prime plus 1.0% with a maturity date of October 1, 1998. This note was secured by a mortgage on the property located at 3228-3244 North Halsted Street, Chicago, Illinois. The second was an unsecured note in the amount of $890,000 from Maurice Sanderman, the Company's Chairman and President. The unsecured note was at a rate of prime plus 3.0% with an expiration date of October 1, 1998. Concurrent with the funding of the Loan Agreement, on May 12, 1998, both notes were repaid in full.

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


Item 6. Exhibits and Reports on Form 8-K

        Exhibit No. 10.1 -  Revolving Loan Credit Agreement dated April 30, 1998 by and between the Company and LaSalle National Bank, American National Bank and BankBoston(1)

        Exhibit No. 10.2 -  Secured Subordinated Promissory Note dated May 1,
                            1998 by and between Maurice Sanderman and Erie Centre Lofts, Inc.(1)

        Exhibit No. 27.1 -  Financial Data Schedule

(1) Exhibits were previously filed with the original Form 10Q, filed August 14, 1998.

                                SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.


By:    /S/   Joseph R. Atkin                          Date: January 13, 1999
       --------------------------------
       Joseph R. Atkin,  Vice President
       and Chief Financial Officer

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