Form 10-Q
period 1998-12-31
SUNDANCE HOMES INC
filed 1999-02-16
CIK 900616

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

               For the Quarterly Period Ended: December 31, 1998

                      Commission File Number:     0-21900
                                                  -------


                             SUNDANCE HOMES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Illinois                                      36-3111764
  -------------------------------                ----------------------------
  (State or other jurisdiction of                (IRS Employer Identification
  incorporation or organization)                            Number)

            150 West Center Court, Schaumburg, Illinois       60195
          ----------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

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

At February 10, 1999, there were 7,816,866 shares outstanding of the registrant's Common Stock ($0.01 par value).

                             SUNDANCE HOMES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX


                                                                      Page
                                                                      No.
                                                                      ---
PART I          FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Consolidated Balance Sheets  -
                December 31, 1998 (unaudited) and September 30, 1998.....1

                Consolidated Statements of Operations (unaudited) -
                three months ended December 31, 1998 and 1997............2

                Consolidated Statements of Cash Flows (unaudited) -
                three months ended December 31, 1998 and 1997............3

     Notes to Consolidated Financial Statements........................4-7

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................8-13

PART II         OTHER INFORMATION

     Item 1.    Legal Proceedings.......................................14

     Item 2.    Changes in Securities...................................14

     Item 3.    Defaults Upon Senior Securities.........................14

     Item 4.    Submission of Matters to a Vote of Security Holders.....14

     Item 5.    Other Information.......................................14

     Item 6.    Exhibits and Reports on Form 8-K........................14

SIGNATURE PAGE..........................................................15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             SUNDANCE HOMES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                            December 31,           September 30,
                                                                                1998                    1998
                                                                            (unaudited)
                                                                        -----------------       -----------------
ASSETS
------

Cash and cash equivalents                                               $           1,339       $           1,947
Real estate inventories                                                           109,114                 102,088
Deferred income taxes                                                                 451                       -
Prepaid expenses and other assets                                                   2,521                   2,227
Property and equipment, net                                                         4,655                   4,988
                                                                        -----------------       -----------------
   Total assets                                                         $         118,080       $         111,250
                                                                        =================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued construction liabilities                   $          18,067       $          23,026
Other accrued expenses                                                              2,125                   2,386
Customer deposits                                                                   3,291                   3,464
Notes payable                                                                      68,139                  55,249
Notes payable to Principal Shareholder                                              2,500                   2,500
Deferred income taxes                                                                   -                       -
Subordinated notes payable to Principal Shareholder                                 4,193                   4,193
                                                                        -----------------       -----------------

   Total liabilities                                                               98,314                  90,818
                                                                        -----------------       -----------------

Minority interest                                                                       -                       -
                                                                        -----------------       -----------------
Commitments and contingencies                                                           -                       -
                                                                        -----------------       -----------------

Shareholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized,
      none issued or outstanding                                                        -                       -
   Common stock, $0.01 par value, 20,000,000 shares authorized,
      7,816,866 shares issued and outstanding                                          78                      78
   Additional paid-in capital                                                      26,990                  26,980
   Retained earnings (deficit)                                                     (7,302)                 (6,626)
                                                                        -----------------       -----------------
   Total shareholders' equity                                                      19,766                  20,432
                                                                        -----------------       -----------------
   Total liabilities and shareholders' equity                           $         118,080       $         111,250
                                                                        =================       =================

  The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                   Three months ended
                                                                                       December 31,

                                                                              1998                       1997
                                                                         --------------             --------------

Residential sales                                                        $       22,801             $       19,420
Land and building sales                                                           1,300                          -
                                                                         --------------             --------------
Total sales                                                                      24,101                     19,420
Cost of residential sales                                                        21,141                     17,976
Cost of land and building sales                                                     622                          -
                                                                         --------------             --------------
Total cost of sales                                                              21,763                     17,976

Gross profit                                                                      2,338                      1,444
Selling expenses                                                                  2,356                      1,660
General and administrative expenses                                               1,109                      1,124
                                                                         --------------              -------------

Income (loss) before provision (benefit) for income taxes                        (1,127)                    (1,340)
Provision (benefit) for income taxes                                               (451)                      (536)
                                                                         --------------              -------------

Income (loss) before cumulative effect of change in accounting
 policy                                                                            (676)                      (804)

Cumulative effect of change in accounting policy, net of related
 tax effect                                                                           -                     (2,234)

                                                                         --------------              -------------
Net income (loss)                                                        $         (676)             $      (3,038)
                                                                         ==============              =============
Net income (loss) per share                                              $        (0.09)             $       (0.39)
                                                                         ==============              =============
Weighted average number of shares outstanding                                     7,813                      7,807
                                                                         ==============              =============

  The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                        Three months ended
                                                                                            December 31,
                                                                                ----------------------------------
                                                                                     1998               1997
                                                                                 (unaudited)
                                                                                --------------     ---------------
Operating activities:
   Income (loss) before cumulative effect of change in accounting policy        $         (676)    $          (804)
   Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                                                      422                 334
        Deferred income taxes                                                             (451)               (552)
        Minority interest                                                                    -                  (4)
        Changes in operating assets and liabilities:
           Real estate inventories                                                      (7,026)            (10,237)
           Prepaid expenses and other assets                                              (294)               (745)
           Income tax receivables                                                            -                 405
           Accounts payable and accrued construction liabilities                        (4,959)             (4,156)
           Other accrued expenses                                                         (261)                315
           Customer deposits                                                              (173)                (22)
                                                                                --------------     ---------------

Net cash provided by (used for) operating activities                                   (13,418)            (15,466)
                                                                                --------------     ---------------

Net cash used for investing activities: Property and equipment, net                        (89)               (350)
                                                                                --------------     ---------------

Financing activities:
   Borrowings under notes payable                                                       34,217              32,099
   Repayments of notes payable                                                         (21,328)            (17,130)
   Proceeds from employee stock purchase plan                                               10                   -
                                                                                --------------     ---------------
Net cash provided by (used for) financing activities                                    12,899              14,969
                                                                                --------------     ---------------

Net  increase (decrease) in cash and cash equivalents                                     (608)               (847)

Cash and cash equivalents:
   Beginning of period                                                                   1,947               4,615
                                                                                --------------     ---------------
   End of period                                                                $        1,339     $         3,768
                                                                                ==============     ===============

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on January 13, 1999.

The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.


NOTE 2 - CHANGE IN ACCOUNTING POLICY
------------------------------------

Effective October 1, 1997 the Company adopted Statement of Position (SOP) No 98-5, Reporting on the Costs of Start-up Activities and Organization Costs. Cost of start up activities and organization costs are expensed as incurred. The cumulative effect of this change in accounting decreased net assets at October 1, 1997 by $2,234,000, net of the related tax effect of $1,490,000.

NOTE 3 - REAL ESTATE INVENTORIES
--------------------------------

Real estate inventories are summarized as follows (in thousands):

                                                December 31, 1998           September 30, 1998
                                              ---------------------       ---------------------
Work-in-process:
     Land and land development                        $      40,895             $        41,696
     Suburban inventory                                      12,932                      12,545
     Urban construction inventory                            36,134                      30,983
Completed homes:
     Models                                                   1,956                       2,040
     Speculative homes                                        4,948                       3,590
     Capitalized overhead                                     4,529                       4,225
     Capitalized interest                                     7,720                       7,009
                                              ---------------------       ---------------------
                                                      $     109,114             $       102,088
                                              =====================       =====================

Model homes are constructed to help market a development and include allocations of land and development and other allocable costs. Speculative homes represent non-model homes which are substantially complete and are not subject to a sales contract.


NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment are summarized as follows (in thousands):

                                                     December 31, 1998            September 30, 1998
                                                  ----------------------       ----------------------
Model home upgrades and furnishings                        $       8,109                $       8,047
Equipment and furniture                                            3,056                        3,028
Vehicles                                                             270                          270
Leasehold improvements                                               476                          476
                                                  ----------------------       ----------------------
                                                                  11,911                       11,821
Accumulated depreciation                                           7,256                        6,833
                                                  ----------------------       ----------------------
                                                           $       4,655                $       4,988
                                                  ======================       ======================

NOTE 5 - NOTES PAYABLE
----------------------

Notes and mortgages payable are summarized as follows (in thousands):

                                      December 31, 1998      September 30, 1998
                                      -----------------      ------------------
Revolving line of credit                        $67,084                 $53,682
Notes payable to land sellers                     1,054                   1,567
                                      -----------------      ------------------
                                                $68,138                 $55,249
                                      =================      ==================

On April 30, 1998, the Company entered into a new $80 million Revolving Credit Loan Agreement (the "Loan Agreement") with LaSalle National Bank, American National Bank and Trust Company of Chicago and BankBoston, NA (collectively, "the lenders"), which replaced the Company's previous credit loan agreement which had provided for a $60 million line of credit. The three banks participate in the $80 million facility as follows: LaSalle National Bank, $35 million; American National Bank and Trust Company of Chicago, $25 million; and BankBoston, NA $20 million. The borrowings are secured by the real estate assets of the Company with certain exceptions and are subject to certain customary fees. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes certain customary representations and covenants, including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. As of September 30, 1998, the Company had violated certain covenants, specifically those related to net worth and net income. On December 1, 1998, the Company's Lenders declared a "default" under the Loan Agreement and the outstanding balance of the loan was due and payable, subject to the satisfactory modification of the Loan Agreement.

On January 14, 1999, the Company and its Lenders entered into a Forbearance and Loan Modification Agreement (the "Forbearance Agreement") effective as of December 15, 1998.

     The Forbearance Agreement includes the following terms:

1.   Existing defaults have been waived.
2. Significant limitations have been placed on the Company's ability to acquire new land.
3. The Lenders have no further commitment or obligation to fund the 130 unit condominium apartment project known as Plaza 32 in Chicago, Illinois.
4. Interest rates have been increased prime plus 0.75% to prime plus 3.0% and there is no longer a LIBOR option.
5. Certain financial penalties shall be imposed if certain revised covenants are not met in the future.
6.   The maximum loan amount has been systematically reduced.
7.   The maturity date has been changed to January 3, 2000.
8.   Other various credit limiting and monitoring devices have been imposed.

Notes payable to land sellers are non-interest bearing and are repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

The Company also entered into certain financing agreements with the Principal Shareholder as described in Note 6.

NOTE 6 - SUBORDINATED NOTES AND NOTES PAYABLE TO PRINCIPAL SHAREHOLDER
----------------------------------------------------------------------

Secured Note Payable

On May 1, 1998, Erie Center Lofts, Inc., a wholly owned subsidiary of the Company, entered into a $2.5 million Secured Subordinated Promissory Note with a maturity date of June 30, 1999, and an interest rate of 20% with Maurice Sanderman, the Company's Chairman and President. The note is secured by a junior mortgage on the property commonly known as Erie Tower located at 421 West Erie Street in Chicago, Illinois. Principal payments under this note may only be paid our of net sales proceeds from the sale of units within Erie Tower only after all advances made under the New Loan Agreement related to the Erie Tower project have been repaid.

Unsecured Notes Payable

As part of the public offering and recapitalization of the Company on July 9, 1993, the Company issued promissory notes to the Principal Shareholder. The notes are subordinate to the Company's bank indebtedness, bear interest at 7 1/2% per annum, compounded daily, and originally matured in two equal annual installments on the first and second anniversaries of the offering. The maturity date of the notes is February 1, 2000. Payment of the outstanding principal balances are subject to certain restrictions under the Loan Agreement.

NOTE 7 - CONTINGENCIES
----------------------

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds of letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. At December 31, 1998, there were approximately $7.4 million in performance or maintenance bonds and approximately $3.2 million of letters of credit outstanding for such purposes. There have been no such draws during the quarters ended December 31, 1998 or December 31 1997.

The Company currently leases 15,500 square feet of office space in Schaumburg, Illinois where its Suburban Properties Division and Corporate offices are located. The Company also leases approximately 3,000 square feet of office space in Chicago, Illinois, where the Chicago Urban Properties Division is located. Certain equipment is also currently leased under non-cancelable operating leases.

Additionally, the Company is involved in various routine legal proceedings, which the Company believes to be incidental to the conduct of its business. Specifically, in November, 1994, a lawsuit was brought against the Company and certain directors and employees of the Company by the Board of Managers of Parkside on the Green Condominium Association. The complaint seeks damages against the Company for alleged construction defects in the approximate amount of $4.8 million, together with punitive damages against the named individuals for alleged breach of fiduciary duty. The Company has assumed the defense of this lawsuit on behalf of the individual defendants. The lawsuit is in the discovery process and various inspections of the project are underway. The Company is defending the lawsuit vigorously. Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information, matters discussed in this Form 10-Q contain forward looking information and describe the Company's belief concerning future business conditions and the outlook for the Company based on currently available information. The Company has identified these "forward looking" statements by words such as "believes", "estimates", "should", "could", "expects", "anticipates", and similar expressions. Risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements include the following; the Company's substantial leverage, ability to comply with the terms of the proposed Forebearance Agreement (as defined below), changes in general economic and market conditions, changes in interest rates and the availability of mortgage financing, changes in costs and availability of materials, supplies and labor, general competitive conditions, the availability of capital, and the ability to successfully effect acquisitions. The Company assumes no obligation to update the information contained herein.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated interim financial statements of the Company and the notes thereto contained herein, as well as the Company's Annual Report on Form 10-K for the year ended September 30, 1998, as filed with the Securities and Exchange Commission on January 13, 1999.

Overview

The Company experienced increased revenues for the quarter ended December 31, 1998, as compared to the quarter ended December 31, 1997 and the average sales price per home closed increased by $6,500 from $183,500 in the quarter ended December 31, 1997 to $190,000 in the quarter ended December 31, 1998. The primary reason for the increase in the average sales price was an increased number of deliveries in the Company's Rembrandt Homes division, which delivered homes ranging in price from about $380,000 to $475,000. Residential sales, which are recognized upon the closing and delivery of homes, increased $3.4 million or 17.4% to $22.8 million, for the quarter ended December 31, 1998, as compared to $19.4 million for the quarter ended December 31, 1997. The Company delivered 120 homes during the quarter ended December 31, 1998 compared to 107 in the quarter ended December 31, 1997.

Gross profit as a percent of sales was 9.7% for the quarter ended December 31, 1998, compared to 7.4% for the same period in 1997. This increase is primarily attributable to the sale of a parcel of land in Lake in the Hills, Illinois.

The aggregate value of sales in backlog as of December 31, 1998 increased by 110% or $41.6 million to $79.3 million representing 396 homes at an average sales price of $200,200 compared to $37.7 million representing 202 homes at an average sales price of $186,600 as of December 31, 1997.

Urban Development. The Company's wholly owned division, Chicago Urban Properties, Inc., entered into 59 new contracts during the quarter ending December 31, 1998, increasing its total backlog to 229 homes with a total sales value of $46.4 million.

The Capitol Hill Lofts project and the Art House Loft project, consisting of 91 and 26 loft units respectively, were over 60% sold at December 31, 1998. The Company's 24-story Erie Tower project was also over 60% sold by December 31, 1998. Initial deliveries at Erie Tower began in January, 1999.

Suburban Communities. During the quarter ended December 31, 1998, the Company's suburban division, Sundance Suburban Properties, entered into 111 new contracts, an increase of 44% over the same period in fiscal 1997. During the quarter the Division delivered 105 homes, an increase of 44 homes over the quarter ended December 31, 1997.

The Company's custom home division, Rembrandt Homes, entered into 16 new contracts during the quarter and delivered 12 homes, with such deliveries being an increase of 100% over the quarter ended December 31, 1997.

Results of Operations

The following table sets forth, for the three months ended December 31, 1998, and December 31, 1997 the percentage of the Company's total sales represented by each income statement line item presented.


                                                                                Three Months Ended
                                                                      ------------------------------------
                                                                  December 31, 1998               December 31, 1997
                                                             ------------------------        ------------------------
Residential sales                                                                94.6%                          100.0%
Land and building sales                                                           5.4                               -
                                                             ------------------------        ------------------------
Total sales                                                                     100.0%                          100.0%
                                                             ------------------------        ------------------------
Cost of residential sales                                                        87.7                            92.6
Cost of land and building sales                                                   2.6                               -

Gross profit                                                                      9.7                             7.4

Selling expenses                                                                  9.8                             8.5
General and administrative expenses                                               4.6                             5.8
                                                             ------------------------        ------------------------
Income (loss) before provision (benefit) for income taxes                        (4.7)                           (6.9)
                                                             ------------------------        ------------------------
Provision (benefit) for income taxes                                             (1.9)                           (2.8)
                                                             ------------------------        ------------------------
Income (loss) before cumulative effect of change in
 accounting policy                                                               (2.6)                           (4.1)

Cumulative effect of change in accounting policy, net of
 related tax effect                                                                 -                           (11.5)

                                                             ------------------------        ------------------------
Net income (loss)                                                               (2.6)%                         (15.6)%
                                                             ========================        ========================

Residential Sales. Residential sales, which are recognized upon the closing and delivery of homes, increased $3.4 million or 17.4% to $22.8 million, for the quarter ended December 31, 1998, as compared to $19.4 million for the quarter ended December 31, 1997. The Company delivered 120 homes in the quarter ended December 31, 1998 compared to 107 in the quarter ended December 31, 1997. The increase in sales for the quarter ended December 31, 1998 was due primarily to the increase in the number of homes delivered during the period as compared to the quarter ended December 31, 1997.

Land Sales. During the quarter ended December 31, 1998, the Company sold a parcel of land consisting of approximately 7.0 acres in Lake in the Hills, Illinois for $1.3 million. The buyer of the property has a continuing option to purchase an additional 6.0 acres contiguous to the sold property, such option expiring in June, 2000. There were no land sales in the quarter ended December 31, 1997.

Cost of Residential Sales. Cost of residential sales increased $3.1 million from $18.0 million to $21.1 million for the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997. Cost of residential sales as a percentage of residential sales increased nominally during the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997.

Selling, General and Administrative Expenses. Selling expenses increased from $1.7 million for the quarter ended December 31, 1997 to $2.4 million for the quarter ended December 31, 1998. As a percentage of residential sales, selling expenses increased from 8.5% for the quarter ended December 31, 1997 to 10.3% for the quarter ended December 31, 1998. The increase in selling expenses as a percentage of residential sales was a direct result of significantly increased marketing activities in both suburban and urban communities related to projects scheduled to deliver units later in fiscal 1999.

General and Administrative expenses were effectively unchanged for the quarter ending December 31, 1998 compared to $1.1 million for the quarter ended December 31, 1997. General and Administrative expenses, as a percentage of total sales, decreased from 5.8% for the quarter ended December 31, 1997 to 4.6% for the quarter ended December 31, 1998. This is a result of the Company's continued efforts to control overhead costs.

Income Taxes

The provision for income taxes for the three months ended December 31, 1998 and 1997 reflect management's estimate of the Company's effective tax rate of approximately 40%.

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

Phase I of the plan, which began during the fiscal year ended September 30, 1998, is the identification of all the systems, services and key operating infrastructures where the Company has exposure. Phase II is the development and implementation of the necessary steps to bring the systems, services and infrastructures into compliance. Phase II is scheduled to be completed by spring of 1999. Phase III, which is scheduled to be completed in mid to late 1999, is the testing and acceptance of each modification necessary to the systems, services and infrastructure components identified in Phase I and implemented in Phase II. The Company has identified four major areas of focus necessary to ensure successful Y2K compliance. These are: (1) its integrated suite of accounting, costing and job control applications, (2) all custom developed enhancements to the base suite, (3) all operating infrastructure components including, but not limited to various operating systems, personal computers and their associated software tools, along with other hardware and software necessary for the operation of the business and (4) third party relationships and their respective Y2K readiness.

The Company's current installed core accounting, costing and job control applications are not Y2K compliant. However a project is currently underway to upgrade the suite to a version which is believed to be compliant. The upgrade plan will include a corresponding upgrade of the custom developed enhancements. Many of the operating infrastructure components will require modifications to achieve compliance. These modifications are currently underway and do not directly impact the upgrade of any other system. The Company is in the process of contacting all significant suppliers and other third party relationships to obtain responses indicating compliance or plans to be compliant by the year 2000.

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

Liquidity and Capital Resources

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's houseline inventory activity, land and building acquisition and development requirements, and in lesser part to the Company's net income. Net cash used for operating activities for the quarter ended December 31, 1998 decreased by approximately $2.0 million to $13.4 million compared to net cash used for operating activities of $15.5 million in the quarter ended December 31, 1997. The decrease is primarily due to the slower growth in real estate inventory levels and a slight reduction in accounts payable and accrued construction liabilities.

On April 30, 1998, the Company entered into a new $80 million Revolving Credit Loan Agreement (the "Loan Agreement") with LaSalle National Bank, American National Bank and Trust Company of Chicago and BankBoston, NA (collectively, "the lenders"), which replaced the Company's previous credit loan agreement which had provided for a $60 million line of credit. The three banks participate in the $80 million facility as follows: LaSalle National Bank, $35 million; American National Bank and Trust Company of Chicago, $25 million; and BankBoston, NA $20 million. The borrowings are secured by the real estate assets of the Company with certain exceptions and are subject to certain customary fees. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding.

The Loan Agreement includes certain customary representations and covenants, including restrictions on the Company's ability to pay dividends and maintenance of certain financial ratios. As of September 30, 1998, the Company had violated certain covenants, specifically those related to net worth and net income. On December 1, 1998, the Company's Lenders declared a "default" under the Loan Agreement and the outstanding balance of the loan was due and payable, subject to the satisfactory modification of the Loan Agreement.

On January 14, 1999, the Company and its Lenders entered into a Forbearance and Loan Modification Agreement (the "Forbearance Agreement") effective as of December 15, 1998.

     The Forbearance Agreement includes the following terms:

     1.   Existing defaults have been waived.
     2. Significant limitations have been placed on the Company's ability to acquire new land.
     3. The Lenders have no further commitment or obligation to fund the 130 unit condominium apartment project known as Plaza 32 in Chicago, Illinois.
     4. Interest rates have been increased from prime plus 0.75% to prime plus 3.0% and there is no longer a LIBOR option.
     5. Certain financial penalties shall be imposed if certain revised covenants are not met in the future.
     6.   The maximum loan amount has been systematically reduced.
     7.   The maturity date has been changed to January 3, 2000.
     8. Other various credit limiting and monitoring devices have been imposed.

Notes payable to land sellers are non-interest bearing and are repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

The Company entered into certain financing agreements with the Principal Shareholder as described below.

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

Unsecured Notes Payable

As part of the public offering and recapitalization of the Company on July 9, 1993, the Company issued promissory notes to the Principal Shareholder. The notes are subordinate to the Company's bank indebtedness, bear interest at 7 1/2% per annum, compounded daily, and originally matured in two equal annual installments on the first and second anniversaries of the offering. The maturity date of the notes is February 1, 2000. Payment of the outstanding principal balances are subject to certain restrictions under the Loan Agreement.

The Company believes that its current credit facility, together with its cash flow from operations will be sufficient to fund projected, near term cash needs, including land acquisitions and any relevant market opportunities.

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

       (a)Exhibit No. 27.1 - Financial Data Schedule

       (b)None

                                SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.


By: /s/  Joseph R. Atkin                         Date: February 12, 1999
    --------------------------------
    Joseph R. Atkin,  Vice President
    and Chief Financial Officer