Form 10-Q/A
period 1998-12-31
SUNDANCE HOMES INC
filed 1999-03-24
CIK 900616

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


               For the Quarterly Period Ended: December 31, 1998


                      Commission File Number:     0-21900
                                             -----------------


                             SUNDANCE HOMES, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Illinois                                36-3111764
     ------------------------------         ----------------------------
    (State or other jurisdiction of         (IRS Employer Identification
    incorporation or organization)                     Number)


              150 West Center Court, Schaumburg, Illinois   60195
      -------------------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code: (847) 255-5555

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                             Yes   X      No _____
                                 -----

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                           Yes   X       No _______
                              ------

At February 10, 1999, there were 7,816,866 shares outstanding of the registrant's Common Stock ($0.01 par value).

                             SUNDANCE HOMES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                            Page
                                                                            No.
                                                                            ----
PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets  -
                December 31, 1998 (unaudited) and September 30, 1998.......    1

              Consolidated Statements of Operations (unaudited) -
                three months ended December 31, 1998 and 1997..............    2

              Consolidated Statements of Cash Flows (unaudited) -
                three months ended December 31, 1998 and 1997..............    3

     Notes to Consolidated Financial Statements............................  4-7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................ 8-13

PART II       OTHER INFORMATION

     Item 1.  Legal Proceedings............................................   14

     Item 2.  Changes in Securities........................................   14

     Item 3.  Defaults Upon Senior Securities..............................   14

     Item 4.  Submission of Matters to a Vote of Security Holders..........   14

     Item 5.  Other Information............................................   14

     Item 6.  Exhibits and Reports on Form 8-K.............................   14

SIGNATURE PAGE.............................................................   15

PART I. FINANCIAL INFORMATION

The Financial Statements have been adjusted to reflect an increase of $451,000 in the reserve against the Company's net deferred income tax asset. Additionally, $365,000 in Work in Process inventories as presented in Note 3 to the Financial Statements, have been reallocated to correct the presentation in the original filing.

Item 1. Financial Statements

                             SUNDANCE HOMES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                December 31,
                                                   1998           September 30,
                                               (as restated)          1998
                                               -------------      -------------
ASSETS
------

Cash and cash equivalents                      $       1,339      $       1,947
Real estate inventories                              109,114            102,088
Prepaid expenses and other assets                      2,521              2,227
Property and equipment, net                            4,655              4,988
                                               -------------      -------------

    Total assets                               $     117,629      $     111,250
                                               =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued
  construction liabilities                     $      18,067      $      23,026
Other accrued expenses                                 2,125              2,386
Customer deposits                                      3,291              3,464
Notes payable                                         68,138             55,249
Notes payable to Principal Shareholder                 2,500              2,500
Subordinated notes payable to
  Principal Shareholder                                4,193              4,193
                                               -------------      -------------

    Total liabilities                                 98,314             90,818
                                               -------------      -------------

Minority interest                                          -                  -
                                               -------------      -------------

Commitments and contingencies                              -                  -
                                               -------------      -------------

Shareholders' equity:
  Preferred stock, $0.01 par value,
   1,000,000 shares authorized, none
   issued or outstanding                                   -                  -
Common stock, $0.01 par value,
  20,000,000 shares authorized,
   7,816,866 shares issued and outstanding                78                 78
  Additional paid-in capital                          26,990             26,980
  Retained earnings (deficit)                         (7,753)            (6,626)
                                               -------------      -------------

  Total shareholders' equity                          19,315             20,432
                                               -------------      -------------

  Total liabilities and shareholders' equity   $     117,629      $     111,250
                                               =============      =============

The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                  (unaudited)


                                                               Three months ended
                                                                  December 31,
                                                      -------------------------------------
                                                           1998                  1997
                                                       (as restated)        (as restated)
                                                      -----------------------------------
Residential sales                                          $22,801                $19,420
Land and building sales                                      1,300                      -
                                                       ------------             ----------
Total sales                                                 24,101                 19,420

Cost of residential sales                                   21,141                 17,976
Cost of land and building sales                                622                      -
                                                       ------------           ------------
Total cost of sales                                         21,763                 17,976
                                                       ------------           ------------
Gross profit                                                 2,338                  1,444

Selling expenses                                             2,356                  1,660
General and administrative expenses                          1,109                  1,124
                                                      -------------             ----------
Income (loss) before provision (benefit) for income
 taxes                                                      (1,127)                (1,340)
Provision (benefit) for income taxes                             -                   (536)
                                                      -------------            -----------

Income (loss) before cumulative effect of change in
 accounting policy                                          (1,127)                  (804)
Cumulative effect of change in accounting policy,
net of related tax effect                                        -                 (2,234)
                                                       ------------            -----------

Net income (loss)                                          $(1,127)               $(3,038)
                                                       ============            ===========
Net income (loss) per share                                 $(0.14)                $(0.39)
                                                       ============            ===========
Weighted average number of shares outstanding                7,813                  7,807
                                                       ============            ===========


  The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                         Three months ended
                                                                            December 31,
                                                                   ------------------------------
                                                                       1998             1997
                                                                   (as restated)    (as restated)
                                                                   -------------    -------------
Operating activities:
    Net loss                                                         $ (1,127)         $ (3,038)
    Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                                     422               334
        Deferred income taxes                                               -              (552)
        Minority interest                                                   -                (4)
        Cumulative effect of change in accounting policy                    -             2,234
        Changes in operating assets and liabilities:
           Real estate inventories                                     (7,026)          (10,237)
           Prepaid expenses and other assets                             (294)             (745)
           Income taxes receivable                                          -               405
           Accounts payable and accrued construction liabilities       (4,959)           (4,156)
           Other accrued expenses                                        (261)              315
           Customer deposits                                             (173)              (22)
                                                                     --------          --------
Net cash used in operating activities                                 (13,418)          (15,466)
                                                                     --------          --------
Net cash used in investing activities
    Property and equipment, net                                           (89)             (350)
                                                                     --------          --------
Financing activities:
    Borrowings under notes payable                                     34,217            32,099
    Repayments of notes payable                                       (21,328)          (17,130)
    Proceeds from employee stock purchase plan                             10                 -
                                                                     --------          --------
Net cash provided by financing activities                              12,899            14,969
                                                                     --------          --------
Net decrease in cash and cash equivalents                                (608)             (847)

Cash and cash equivalents:
    Beginning of period                                                 1,947             4,615
                                                                     --------          --------
    End of period                                                    $  1,339          $  3,768
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


NOTE 2  - CHANGE IN ACCOUNTING POLICY
-------------------------------------

Effective October 1, 1997 the Company adopted Statement of Position (SOP) No 98-5, Reporting on the Costs of Start-up Activities and Organization Costs. Cost of start up activities and organization costs are expensed as incurred. The cumulative effect of this change in accounting decreased net assets at October 1, 1997 by $2,234,000, net of the related tax effect of $1,490,000.

NOTE 3 - REAL ESTATE INVENTORIES
--------------------------------

Real estate inventories are summarized as follows (in thousands):

                                                  December 31,              September 30,
                                                      1998                      1998
                                              -------------------       -------------------
Work-in-process:

     Land and land development                    $ 40,530                  $ 41,696

     Suburban inventory                             12,932                    12,545

     Urban construction inventory                   36,499                    30,983

Completed homes:

     Models                                          1,956                     2,040

     Speculative homes                               4,948                     3,590

     Capitalized overhead                            4,529                     4,225

     Capitalized interest                            7,720                     7,009
                                                  --------                  --------
                                                  $109,114                  $102,088
                                                  ========                  ========

Model homes are constructed to help market a development and include allocations of land and development and other allocable costs. Speculative homes represent non-model homes which are substantially complete and are not subject to a sales contract.



NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment are summarized as follows (in thousands):



                                                    December 31,           September 30,
                                                       1998                    1998
                                                  --------------           --------------

Model home upgrades and furnishings                     $  8,109                $   8,047

Equipment and furniture                                    3,056                    3,028

Vehicles                                                     270                      270

Leasehold improvements                                       476                      476
                                                  --------------           --------------
                                                          11,911                   11,821

Accumulated depreciation                                   7,256                    6,833
                                                  --------------           --------------
                                                        $  4,655                $   4,988
                                                  ==============           ==============

NOTE 5 - NOTES PAYABLE

Notes and mortgages payable are summarized as follows (in thousands):

                                           December 31,                 September 30,
                                               1998                         1998
                                        -------------------         --------------------
Revolving line of credit                           $67,087                      $53,682

Notes payable to land sellers                        1,051                        1,567
                                       --------------------         --------------------
                                                   $68,138                      $55,249
                                       ====================         ====================

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

NOTE 7 - CONTINGENCIES

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds of letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. At December 31, 1998, there were approximately $7.4 million in performance or maintenance bonds and approximately $3.2 million of letters of credit outstanding for such purposes. There have been no such draws during the quarters ended December 31, 1998 or December 31, 1997.

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


Results of Operations

The following table sets forth, for the three month periods ended December 31, 1998 and December 31, 1997, the percentage of the Company's total sales represented by each income statement line item presented.

                                                                               Three Months Ended
                                                                 --------------------------------------------
                                                                 December 31, 1998          December 31, 1997
                                                                 -----------------          -----------------
Residential sales                                                        94.6%                     100.0%
Land and building sales                                                   5.4                          -
                                                                 -----------------          -----------------
Total sales                                                             100.0%                     100.0%
                                                                 -----------------          -----------------
Cost of residential sales                                                87.7                       92.6
Cost of land and building sales                                           2.6                          -
                                                                 -----------------          -----------------
Gross profit                                                              9.7                        7.4
                                                                 -----------------          -----------------
Selling expenses                                                          9.8                        8.5
General and administrative expenses                                       4.6                        5.8
                                                                 -----------------          -----------------
Income (loss) before provision (benefit) for income taxes                (4.7)                      (6.9)
                                                                 -----------------          -----------------
Provision (benefit) for income taxes                                        -                       (2.8)
                                                                 -----------------          -----------------
Income (loss) before cumulative effect of change in
 accounting policy                                                       (4.7)                      (4.1)

Cumulative effect of change in accounting policy, net of
 related tax effect                                                         -                      (11.5)
                                                                 -----------------          -----------------
Net income (loss)                                                        (4.7)%                    (15.6)%
                                                                 =================          =================

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


General and Administrative expenses were effectively unchanged for the quarter ended December 31, 1998 compared to $1.1 million for the quarter ended December 31, 1997. General and Administrative expenses, as a percentage of total sales, decreased from 5.8% for the quarter ended December 31, 1997 to 4.6% for the quarter ended December 31, 1998. This is a result of the Company's continued efforts to control overhead costs.


Income Taxes
The provision for income taxes for the three months ended December 31, 1997 reflects management's estimate of the Company's effective tax rate of approximately 40%.


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


Liquidity and Capital Resources

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's houseline inventory activity, land and building acquisition and development requirements, and in lesser part to the Company's net income. Net cash used for operating activities for the quarter ended December 31, 1998 decreased by approximately $2.1 million to $13.4 million compared to net cash used for operating activities of $15.5 million in the quarter ended December 31, 1997. The decrease is primarily due to the slower growth in real estate inventory levels and a slight reduction in accounts payable and accrued construction liabilities.

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


The Company entered into certain financing agreements with the Principal Shareholder as described below:


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

          (a) Exhibit No. 27.1-Financial Data Schedule
          (b) None

                                SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.



By:    /S/  Joseph R. Atkin                 Date: March 17, 1999
   --------------------------------
   Joseph R. Atkin,  Vice President
   and Chief Financial Officer