Form 10-Q
period 1999-03-31
SUNDANCE HOMES INC
filed 1999-05-25
CIK 900616

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                For the Quarterly Period Ended: March 31, 1999

                      Commission File Number:     0-21900
                                             -----------------


                             SUNDANCE HOMES, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Illinois                                    36-3111764
  -------------------------------                ----------------------------
  (State or other jurisdiction of                (IRS Employer Identification
  incorporation or organization)                 Number)


             150 West Center Court,  Schaumburg, Illinois      60195
     --------------------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

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

                    Yes   X         No _______
                        ------

At May 20, 1999, there were 7,824,113 shares outstanding of the registrant's Common Stock ($0.01 par value).

                             SUNDANCE HOMES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX


                                                                        Page
                                                                        No.
                                                                        ---
PART I  FINANCIAL IN FORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets  -
                    March 31, 1999 (unaudited) and September 30, 1998    1

               Consolidated Statements of Operations (unaudited) -
                    three and six months ended March 31, 1999
                    and 1998.........................................    2

               Consolidated Statements of Cash Flows (unaudited) -
                    six months ended March 31, 1999 and 1998.........    3

               Notes to Consolidated Financial Statements............  4-8

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............. 9-16

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings.....................................   17

     Item 4.   Submission of Matters to a Vote of Security Holders...   17

     Item 5.   Other Information.....................................   17

     Item 6.   Exhibits and Reports on Form 8-K......................   17

SIGNATURE PAGE.......................................................   18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             SUNDANCE HOMES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                          March 31,         September 30,
                                                                           1999                 1998
                                                                      --------------     -----------------
                                                                        (unaudited)
ASSETS
------

Cash and cash equivalents                                             $        2,131     $           1,947
Real estate inventories                                                       39,578               102,088
Assets held for sale, net of reserve                                          58,392                     -
Prepaid expenses and other assets                                              2,099                 2,227
Property and equipment, net                                                    1,866                 4,988
                                                                      --------------     -----------------
  Total assets                                                        $      104,066     $         111,250
                                                                      ==============     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Accounts payable and accrued construction liabilities                 $       16,705     $          23,026
Other accrued expenses                                                         2,679                 2,386
Customer deposits                                                              3,115                 3,464
Notes payable                                                                 64,787                55,249
Notes payable to Principal Shareholder                                         2,500                 2,500
Subordinated notes payable to Principal Shareholder                            4,498                 4,193
                                                                      --------------     -----------------

  Total liabilities                                                           94,284                90,818
                                                                      --------------     -----------------

Minority interest                                                                  -                     -
                                                                      --------------     -----------------
Commitments and contingencies                                                      -                     -
                                                                      --------------     -----------------

Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized,
    none issued or outstanding                                                     -                     -
    Common stock, $0.01 par value, 20,000,000 shares authorized,
     7,816,866 shares issued and outstanding                                      78                    78
   Additional paid-in capital                                                 26,994                26,980
   Retained earnings (deficit)                                               (17,290)               (6,626)
                                                                      --------------     -----------------

   Total shareholders' equity                                                  9,782                20,432
                                                                      --------------     -----------------

   Total liabilities and shareholders' equity                         $      104,066     $         111,250
                                                                      ==============     =================

  The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     (in thousands, except per share data)
                                  (unaudited)

                                                           Three months ended               Six months ended
                                                                March 31,                       March 31,
                                                        ------------------------        -------------------------
                                                          1999            1998             1999            1998
                                                          ----            ----             ----            ----
Residential sales                                       $ 33,444        $ 25,059        $  56,245        $ 44,480
Land and building sales                                        -               -            1,300               -
                                                        --------        --------        ---------        --------

Total sales                                               33,444          25,059           57,545          44,480

Cost of residential sales                                 32,458          23,306           53,599          41,283
Cost of land and building sales                                -               -              622               -
                                                        --------        --------        ---------        --------

Total cost of sales                                       32,458          23,306           54,221          41,283
                                                        --------        --------        ---------        --------

Gross profit                                                 986           1,753            3,324           3,197

Reduction in carrying value of assets held for sale        6,362               -            6,362               -

Selling expenses                                           2,965           2,387            5,321           4,047
General and administrative expenses                        1,195           1,206            2,305           2,330
                                                        --------        --------        ---------        --------
Income (loss) before provision (benefit)
 for income taxes                                         (9,536)         (1,840)         (10,664)         (3,180)
Provision (benefit) for income taxes                           -            (735)               -          (1,271)
                                                        --------        --------        ---------        --------

Income (loss) before cumulative effect
 of change in accounting policy                         $ (9,536)       $ (1,105)       $ (10,664)       $ (1,909)

Cumulative effect of change in accounting
 policy, net of related tax effect                             -               -                -          (2,234)
                                                        --------        --------        ---------        --------

Net income (loss)                                       $ (9,536)       $ (1,105)       $ (10,664)       $ (4,143)
                                                        ========        ========        =========        ========

Net income (loss) per share                             $  (1.22)       $  (0.14)       $   (1.36)       $  (0.53)
                                                        ========        ========        =========        ========

Weighted average number
 of shares outstanding                                     7,816           7,808            7,816           7,808
                                                        ========        ========        =========        ========

  The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                         Six months ended March 31,
                                                                       --------------------------------
                                                                            1999                1998
                                                                            ----                ----
Operating activities:
Net loss                                                               $    (10,664)       $     (4,143)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                                                861                 725
   Deferred income taxes                                                                            947
   Reduction in carrying value of assets                                      6,362                   -
   Minority interest                                                              -                 (10)
   Changes in operating assets and liabilities:
    Real estate inventories                                                   1,447             (16,751)
    Prepaid expenses and other assets                                          (551)               (299)
    Income tax receivables                                                        -                 565
    Accounts payable and accrued construction liabilities                    (6,321)             (2,609)
    Other accrued expenses                                                     (257)                386
    Customer deposits                                                          (349)                539
                                                                       ------------        ------------

Net cash provided by (used for) operating activities                         (9,472)            (20,650)
                                                                       ------------        ------------

Investing activities:
   Property and equipment, net                                                 (201)             (1,198)
                                                                       ------------        ------------
Net cash provided by (used for) investing activities                           (201)             (1,198)
                                                                       ------------        ------------

Financing activities:
  Borrowings under notes payable                                             60,871              62,884
  Repayments of notes payable                                               (51,333)            (41,396)
  Borrowings under notes payable to Principal Shareholder                       305                   -
  Proceeds of stock options exercised                                            14                   1
                                                                       ------------        ------------
Net cash provided by (used for) financing activities                          9,857              21,489
                                                                       ------------        ------------

Net increase (decrease) in cash and cash equivalents                            184                (359)

Cash and cash equivalents:

  Beginning of period                                                         1,947               4,615
                                                                       ------------        ------------

  End of period                                                        $      2,131        $      4,256
                                                                       ============        ============


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

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - ASSETS HELD FOR SALE AND RESERVE FOR REDUCTION IN CARRYING VALUE.
--------------------------------------------------------------------------

During the quarter ended March 31, 1999, the Company recorded a $6.4 million reserve to reflect the reduction in carrying value of certain assets. The provision is related to the pending sale of the Company's Suburban Assets to Centex Homes, Inc. See Note 7 - Notes Payable. The reduction in carrying value totaled approximately $6.4 million and has been recorded as a charge to income under the caption `Reduction in carrying value of assets held for sale' in the Consolidated Statements of Operations. The charge includes the reduction in carrying value of real estate inventory held for sale, transaction costs and other costs associated with the pending sale.

Real estate inventories in progress are carried at cost unless facts and circumstances indicate that the carrying value of the underlying projects may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted) from an individual project to its carrying value. If such cash flows are less than the project's carrying value, the carrying value of the project is written down to its fair value. Completed homes held for sale are carried at the lower of cost or fair value, less selling costs, and are evaluated on a project basis. Cost includes capitalized costs, such as interest and construction related overhead and salaries, which are allocated proportionately to projects being developed.

NOTE 3  - CHANGE IN ACCOUNTING POLICY
-------------------------------------

Effective October 1, 1997 the Company adopted Statement of Position (SOP) No 98-5, Reporting on the Costs of Start-up Activities and Organization Costs. Cost of start up activities and organization costs are expensed as incurred. The cumulative effect of this change in accounting decreased net assets at October 1, 1997 by $2,234,000, or $0.29 per share, net of the related tax effect of $1,490,000.

NOTE 4 - REAL ESTATE INVENTORIES
--------------------------------

Real estate inventories are summarized as follows (in thousands):

                                                     March 31,               September 30,
                                                      1999                       1998
         Work-in-process:

           Land and land development                $      35,783              $     46,852
           Suburban inventory                              11,144                    14,096
           Urban construction inventory                    42,304                    34,814
         Completed homes:
           Models                                           1,587                     2,292
           Speculative homes                                9,823                     4,034
                                                  ---------------        ------------------
                                                    $     100,641              $    102,088
         Assets held for sale                             (61,063)                        -
                                                  ---------------        ------------------
                                                    $      39,578              $    102,088
                                                  ===============        ==================

Model homes are constructed to help market a development and include allocations of land and development and other allocable costs. Speculative homes represent non-model homes which are substantially complete and are not subject to a sales contract.


NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment are summarized as follows (in thousands):

                                                                     March 31,               September 30,
                                                                      1999                       1998
                                                                  --------------            ------------------
           Model home upgrades and furnishings                    $        8,359               $         8,047
           Equipment and furniture                                         3,032                         3,028
           Vehicles                                                          177                           270
           Leasehold improvements                                            456                           476
                                                                  --------------            ------------------
                                                                          12,024                        11,821
           Accumulated depreciation                                       (7,696)                       (6,833)
           Assets held for sale                                           (2,462)                            -
                                                                  --------------            ------------------
                                                                  $        1,866               $         4,988
                                                                  ==============            ==================

NOTE 6 - INCOME TAXES
---------------------

The provision for income taxes for the three and six months ended March 31, 1998 and 1999 reflects management's estimate of the Company's effective tax rate of approximately 40%.

During the fiscal year ended September 30, 1998, the Company's net deferred tax asset was reserved through the establishment of a tax valuation allowance. During the three and six months ended March 31, 1999, an additional valuation allowance of $3.8 million and $4.3 million, respectively, was recorded upon consideration of the recent operating results and related uncertainty associated with realization of the tax benefit of the net operating loss carryforward, which is ultimately dependent upon the generation of future earnings of the Company.

NOTE 7 - NOTES PAYABLE
----------------------

Notes and mortgages payable are summarized as follows (in thousands):

                                             March 31,                  September 30,
                                               1999                         1998
                                       -------------------         --------------------
Revolving line of credit                           $63,810                      $53,682
Notes payable to land sellers                          977                        1,567
                                       -------------------         --------------------
                                                   $64,787                      $55,249
                                       ===================         ====================

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

On January 14, 1999, the Company and its Lenders entered into a Forbearance and Loan Modification Agreement (the "Forbearance Agreement") effective as of December 15, 1998. The covenants and limitations in the Forbearance Agreement waive the existing defaults and require the Company to liquidate assets through an orderly process using all proceeds to reduce outstanding bank debt. The Forbearance Agreement set certain specific limitations on any new acquisitions by the Company and also absolved the Lenders of their commitment and obligation to fund the project known as Plaza 32 in Chicago, Illinois. Furthermore, the Forbearance Agreement increased the interest rate from prime plus .75% to prime plus 3.0% which is significantly higher than the historical rates at which the Company has been able to acquire funds. Finally, the Forebearance Agreement imposed certain financial penalties if certain revised covenants are not met in the future and changes the maturity date to January 3, 2000.

The overall combined effect of these limitations will, during the period of time in which the Forbearance Agreement is in effect, (1) prevent the Company from any future expansion; (2) limit liquidity as all proceeds resulting from the sale of assets are required to be used to reduce bank debt; (3) cause the Company to incur higher interest expenses; and (4) cause the Company's results of operation to be impacted negatively. As of March 31, 1999 the Company had violated certain covenants of the Forbearance Agreement including those related to net worth, net income, reduction in the outstanding loan amount, maximum principal balance of loan and the failure to repay loans related to the Company's Plaza 32 project. The Company, in order to address its liquidity issues, entered into a Sales and Purchase Agreement with Centex Homes on April 2, 1999, as amended, May 11, 1999 which provides for the sale of substantially all of the assets of its suburban housing operations. The Company estimates, if the proposed transaction with Centex Homes is consummated on or before June 30, 1999, that it will receive, net of prorations, expenses and holdbacks, approximately $50 million in cash for the proposed sale of the assets. The Company intends to use the proceeds from the sale, net of the amount necessary to pay its subcontractors for the work in progress which will have been completed and invoiced as of the closing date of the transaction on those homes which are to be sold to Centex Homes (estimated to be between $5 million and $10 million), to repay a substantial portion of its outstanding indebtedness under the revolving credit loan agreement.

Concurrent with the closing of the Centex transaction, the Company plans to restructure all of its remaining bank debt. The Company is currently negotiating with various possible lenders to secure two separate lines of credit which will together provide adequate funds to repay all remaining bank debt and provide adequate working capital for the ongoing operations of the Company.

The anticipated payoff of the Company's existing bank debt which is contemplated to occur simultaneously with the closing of the proposed transaction and the anticipated refinancing would relieve the Company of the limitations placed on it in the Forbearance Agreement which relate to its future operations. No assurances can be given that the Company will be able to restructure the existing debt and thereby be relieved of the limitations of the Forbearance Agreement.

Notes payable to land sellers are non-interest bearing and are repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

NOTE 8 - SUBORDINATED NOTES AND NOTES PAYABLE TO PRINCIPAL SHAREHOLDER
----------------------------------------------------------------------

The Company entered into certain financing agreements with the Principal Shareholder as described below:

Secured Note Payable

On May 1, 1998, Erie Center Lofts, Inc., a wholly owned subsidiary of the Company, entered into a $2.5 million Secured Subordinated Promissory Note with a maturity date of June 30, 1999, and an interest rate of 20% with Maurice Sanderman, the Company's Chairman and principal shareholder. Currently and at March 31, 1999, there was $2.5 million in principal outstanding under the Note. The note is secured by a junior mortgage on the property commonly known as Erie Tower located at 421 West Erie Street in Chicago, Illinois. Principal payments under this note may only be paid out of net sales proceeds from the sale of units within Erie Tower only after all advances made under the New Loan Agreement related to the Erie Tower project have been repaid.

Unsecured Notes Payable

As part of the public offering and recapitalization of the Company on July 9, 1993, the Company issued promissory notes to Mr. Sanderman which in the aggregate equaled $4,193,000. The notes are subordinate to the Company's bank indebtedness, bear interest at 7 1/2% per annum, compounded daily, and originally matured in two equal annual installments on the first and second anniversaries of the offering. The maturity date of the notes is February 1, 2000. Currently and at March 31, 1999, there was a $4.193 million principal balance under the note. Payment of the outstanding principal balance is subject to certain restrictions under the Loan Agreement.

On February 10, 1999, April 27, 1999, and May 12, 1999, the Company borrowed $305,263, $155,000, and $254,000, respectively, on an unsecured basis from Mr. Sanderman. The unsecured demand notes bear interest at a rate of prime plus 3%. These funds were used to pay general contracting services related to the construction of certain improvements on real estate located at 3232 North Halsted, Chicago, Illinois known as Plaza 32, since payment by the Company was not permitted under the Forbearance Agreement.

On April 29, 1999, the Company borrowed $710,915 on an unsecured basis from Mr. Sanderman. The unsecured demand note bears interest at a rate of prime plus 3%. These funds were used to acquire the property located at 313-15 South Des Plaines, Chicago, Illinois which is a part of the project called Capital Hill. Acquisition by the Company of this property was not allowed under the Forbearance and Loan Modification Agreement.

NOTE 9 - CONTINGENCIES
----------------------

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. At March 31, 1999, there were approximately $5.9 million in performance or maintenance bonds and approximately $3.8 million of letters of credit outstanding for such purposes. There have been no such draws during the quarters ended March 31, 1999 or March 31, 1998.

The Company currently leases 15,500 square feet of office space in Schaumburg, Illinois where its Suburban Properties Division and Corporate offices are located. The Company also leases approximately 3,000 square feet of office space in Chicago, Illinois, where the Chicago Urban Properties Division is located. Certain equipment is also currently leased under non-cancelable operating leases. The Company also leases certain model homes from an independent third party under a sale-leaseback agreement.

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


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

Except for historical information, matters discussed in this Form 10-Q contain forward looking information and reflect the Company's current expectations regarding the future results of operations, performance and achievement of the Company based on currently available information. The Company has identified these "forward looking" statements by words such as "believes", "estimates", "should", "could", "expects", "anticipates", and similar expressions. These statements involve known and unknown risks and uncertainties that may cause Sundance's actual results or outcomes to be materially different from those anticipated and discussed herein. Important factors that Sundance believes might cause such differences include: (1) concentration of Sundance's assets into the Chicago urban housing market; (2) changes in interest rates and the availability of mortgage financing; (3) Sundance's substantial leverage and the restrictions imposed on Sundance under its existing debt instruments; (4) the seasonal nature of the residential construction business; (5) changes in general economic and market conditions; (6) changes in costs and availability of material, supplies and labor; (7) general competitive conditions; (8) the availability of capital;
(9) the inability of Sundance to satisfy the minimum maintenance requirements for the continued listing of its shares of common stock on the Nasdaq National Market; and (10) those specific risks that are discussed in the Risk Factors detailed in Sundance's filings with the Securities and Exchange Commission.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated interim financial statements of the Company and the notes thereto contained herein, as well as the Company's Annual Report on Form 10-K for the year ended September 30, 1998, as filed with the Securities and Exchange Commission on January 13, 1999.

Overview

The Company experienced increased revenues for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998 and the average sales price per home closed increased by

$27,000 from $183,000 in the quarter ended March 31, 1998 to $210,000 in the quarter ended March 31, 1999. The primary reason for the increase in the average sales price was deliveries in the Company's Chicago Urban Properties division's Erie Tower project which closed 54 units during the quarter at an average price of $243,000 per unit. Residential sales, which are recognized upon the closing and delivery of homes, increased $8.3 million or 33.1% to $33.4 million, for the quarter ended March 31, 1999, as compared to $25.1 million for the quarter ended March 31, 1998. The Company delivered 159 homes during the quarter ended March 31, 1999 compared to 137 in the quarter ended March 31, 1998.

Gross profit as a percent of sales was 2.9% for the quarter ended March 31, 1999, compared to 7.0% for the same period in 1998.

The aggregate value of sales in backlog as of March 31, 1999 increased by 21% or $13.7 million to $79.0 million representing 388 homes at an average sales price of $203,700 compared to $65.3 million representing 326 homes at an average sales price of $200,320 as of March 31, 1998.

URBAN DEVELOPMENT. The Company's wholly-owned subsidiary, Chicago Urban Properties, Inc., closed out the St. Paul Townhome, Michigan Avenue Loft and Erie Loft projects during the quarter ended March 31, 1999. The following is the status of certain of the Company's other Chicago developments:

Erie Centre Tower, a new-construction high-rise (124 units) in the rapidly growing River North area, sold 23 units in the quarter. The project is approximately 90% sold, with only 16 units remaining to be sold. During the quarter, 53 condominium units were delivered, along with two retail units. The remainder of the units are expected to be delivered by the end of 1999.

ArtHouse Lofts and Capitol Hill Lofts, both located in the West Loop area, are over 85% sold. ArtHouse, a 26-unit loft development, has only one loft remaining for sale. All 26 deliveries are expected to occur during the fourth quarter of Fiscal 1999. Capitol Hill, a 90-unit loft development entered into 14 new contracts during the second quarter of Fiscal 1999, and has only 14 loft units remaining for sale. The first deliveries are scheduled for Fall 1999.

Plaza 32, a 130-unit condominium project in the Lakeview area entered into five new contracts in the quarter. The project is over 60% sold, and construction has just begun.

SUBURBAN COMMUNITIES. During the quarter ended March 31, 1999, the Company's Suburban Properties division delivered 93 homes. During this quarter ended March 31, 1999, the Company negotiated for the sale of substantially all of the operating assets of its suburban communities. The Company, subsequent to the end of the quarter, entered into a Sales and Purchase Agreement and expects to close the proposed sale prior to the end of its third fiscal quarter.

Sutton on the Lake in Lake County entered into 41 new contracts and delivered 20 homes. Bellchase, a community of single family and attached single family homes in Lake in the Hills, Illinois entered into 25 new contracts and delivered 16 homes. The Suburban division's newest communities, Walnut Pointe in Bolingbrook, Cedar Creek in Matteson, and Broken Arrow in Lockport combined for 36 new contracts and 44 deliveries. In total, the Suburban division entered into 130 new contracts in the quarter ended March 31, 1999 compared to 127 during the same period last year.

The Company's custom and semi-custom home division, Rembrandt Homes, delivered 9 homes in the quarter and entered into 9 new contracts as well.

Results of Operations

The following table sets forth, for the three and six months ended March 31, 1999 and March 31, 1998, the percentage of the Company's total sales represented by each income statement line item presented.

                                                                                 Three months ended             Six months ended
                                                                                      March 31,                    March 31,
                                                                                 --------------------          ------------------
                                                                                  1999          1998             1999       1998
                                                                                 ------        ------           ------     ------
Residential sales                                                                100.0%        100.0%            97.7%     100.0%
Land sales                                                                          - %           - %             2.3%        - %

Total sales                                                                      100.0%        100.0%           100.0%     100.0%

Cost of residential sales                                                         97.1%         93.0%            93.1%      92.8%
Cost of land sales                                                                  - %           - %             1.1%        - %
                                                                                 ------        ------           ------     ------
Total cost of sales                                                               97.1%         93.0%            94.2%      92.8%
                                                                                 ------        ------           ------     ------
Gross profit                                                                       2.9%          7.0%             5.8%       7.2%

Reduction in carrying-value of assets held for sale                               19.0%           - %            11.1%        - %

Selling expenses                                                                   8.9%          9.5%             9.2%       9.1%
General and administrative expenses                                                3.6%          4.8%             4.0%       5.2%
                                                                                 ------        ------           ------     ------
Income (loss) before provision (benefit) for income taxes                        (28.5)%        (7.3)%          (18.5)%     (7.1)%

Provision (benefit) for income taxes                                                -  %        (2.9)%             -  %     (2.9)%
                                                                                 ------        ------           ------     ------
Income (loss) before cumulative effect of change in accounting policy            (28.5)%        (4.4)%          (18.5)%     (4.3)%
Cumulative effect of change in accounting policy, net of related tax effect         -  %          -  %             -  %     (5.0)%
                                                                                 ------        ------           ------     ------
Net income (loss)                                                                (28.5)%        (4.4)%          (18.5)%     (9.3)%
                                                                                 =======        ======          =======     ======

RESIDENTIAL SALES.   Sales, which are recognized upon the closing and delivery
of homes increased $8.3 million or 33.5% to $33.4 million, for the three months ended March 31, 1999 as compared to $25.1 million for the three months ended March 31, 1998. The Company also experienced increased sales revenue for the six months ended March 31, 1999 as compared to the comparable period in 1998. Sales revenue increased $11.7 million or 26.2% from $44.5 for the six months ended March 31, 1998 to $56.2 million for the six months ended March 31, 1999. This increase for the quarter ended March 31, 1999 was primarily due to the increase in homes closed from 137 during the three months ended March 31, 1998 to 159 in the three months ended March 31, 1999, which resulted primarily from closings at the Company's Erie Tower project under the Company's urban division. The average sales price per homes closed increased by $27,000 or 14.7% to $210,000 in the quarter ended March 31, 1999 from $183,000 in the quarter ended March 31, 1998.

COST OF RESIDENTIAL SALES. Cost of sales, as a percentage of revenues, increased by 4.1 percentage points to 97.1% of sales for the quarter ended March 31, 1999 as compared to 93.0% for the quarter ended March 31, 1998. Cost of residential sales, as a percentage of revenues, increased by .3 percentage points to 93.1% for the six months ended March 31, 1999 as compared to 92.8% for the six months ended March 31, 1998. Total cost of sales increased by $9.2 million from $23.3 million in the quarter ended March 31, 1998 to $32.5 million in the quarter ended March 31, 1999. The primary reason for the dollar increase was the increased number of deliveries during the quarter and the six month period ended March 31, 1999.

GROSS PROFIT. Gross profit as a percentage of sales decreased to 2.9% for the quarter ended March 31, 1999 compared to 7.0% for the same period in 1998. Gross profit as a percentage of sales decreased to 5.8% for the six months ended
March 31, 1999 compared to 7.2% for the same period in 1998. These decreases are primarily attributable to increased costs in the Company's suburban division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling expenses as a percentage of sales decreased by 0.6 percentage points from 9.5% of sales for the quarter ended March 31, 1998 to 8.9% of sales for the quarter ended March 31, 1999. Selling expenses as a percentage of sales increased by 0.1 percentage points from 9.1% of sales for the six months ended March 31, 1998 to 9.2% of sales for the six months ended March 31, 1999. The decrease in selling expenses for the quarter ended March 31, 1999, as a percentage of revenues, was primarily a result of the increased sales during the quarter with no corresponding increase in associated fixed costs.

Actual selling expenses increased by $0.6 million from $2.4 million during the quarter ended March 31, 1998 to $3.0 million for the quarter ended March 31, 1999 and increased by $1.3 million from $4.0 million during the six months ended March 31, 1998 to $5.3 million for the six months ended March 31, 1999. This increase, for the quarter and six months ended March 31, 1999, resulted primarily from increased variable costs associated with increased deliveries.

General and administrative expenses remained relatively flat for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 and for the six months ended March 31, 1999, compared to the six months ended March 31, 1998. As a percentage of sales, general and administrative expenses decreased by 1.2 percentage point from 4.8% of sales for the quarter ended March 31, 1998 to 3.6% of sales for the quarter ended March 31, 1999. As a percentage of sales, general and administrative expenses decreased from 5.2% of sales for the six months ended March 31, 1998 to 4.0% of sales for the six months ended March 31, 1999. These decreases are primarily a result of the increased sales volume for the quarter and six months ended March 31, 1999.

Income Taxes

The provision for income taxes for the three and six months ended March 31, 1998 and 1999 reflects management's estimate of the Company's effective tax rate of approximately 40%. During the fiscal year ended September 30, 1998, the Company's net deferred tax asset was reserved through the establishment of a tax valuation allowance. During the three and six months ended March 31, 1999, an additional valuation allowance of $3.8 million and $4.3 million, respectively, was recorded upon consideration of the recent operating results and related uncertainty associated with realization of the tax benefit of the net operating loss carryforward, which is ultimately dependent upon the generation of future earnings of the Company.

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

Phase I of the plan, which began during the fiscal year ended September 30, 1998, is the identification of all the systems, services and key operating infrastructures where the Company has exposure. Phase I was completed in February of 1999. Phase II is the development and implementation of the necessary steps to bring the systems, services and infrastructures into compliance, including upgrading non-compliant currently installed applications. Phase II was significantly completed in the spring of 1999, with the exception of bringing infrastructure equipment into compliance. Phase III, which began in April of 1999, is scheduled to be completed in mid to late 1999. This Phase includes the testing and acceptance of each modification necessary to the systems, service and infrastructure components identified in Phase I and implemented in Phase II and includes the testing of, and the employee training on, the recently installed upgraded applications. The Company has identified four major areas of focus necessary to ensure successful Y2K compliance. These are: (1) its integrated suite of accounting, costing and job control applications, (2) all custom developed enhancements to the base suite, (3) all operating infrastructure components including, but not limited to various operating systems, personal computers and their associated software tools, along with other hardware and software necessary for the operation of the business and
(4) third party relationships and their respective Y2K readiness.

The Company's currently installed packaged core accounting, costing and job control applications were upgraded in the spring of 1999 and are believed to be Y2K compliant. The package upgrade included a corresponding upgrade of the custom developed enhancements. The operating infrastructure components, which require modifications, are currently underway and do not directly impact the upgrade of any other system. The Company has identified approximately 50 significant suppliers and other third party relationships which number reflects the closing of the proposed sale of substantially all of the suburban assets to Centex Homes. The Company is finalizing an inquiry letter to send to each of these identified parties, which seeks responses indicating compliance or plans to be compliant by the year 2000. The Company plans to send the letters during the summer of 1999.

The Company has identified the potential for 1,000 man hours of project-related work to achieve compliance. The Company has hired outside consulting resources to help facilitate the timely completion of the projects identified. Y2K specific costs incurred to date have not been significant. Estimated future costs will range from approximately $50,000-$150,000 and are scheduled to be incurred during the last half of fiscal 1999.

A formal contingency plan has not been prepared at this time. At present, the Company does not have a contingency plan related to a worst-case scenario because the scope of internal compliance is relatively small and the Company believes very achievable prior to December 31, 1999. Preparation of a contingency plan will, however, begin in the late summer of 1999 after the Y2K specific releases of the Company's main software have been tested and the Company has received responses to its letters of inquiry sent to its third party relationships. The contingency plan will address specific issues, if any, identified during such testing and raised by such responses.

Liquidity and Capital Resources

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's houseline inventory activity, land and building acquisition and development requirements, and in lesser part to the Company's net income. Net cash used for operating activities for the six months ended March 31, 1999 decreased by approximately $11.1 million to $9.5 million compared to net cash used for operating activities of $20.6 million in the six months ended March 31, 1998. The decrease is primarily due to the slower growth in real estate inventory levels and a reduction in accounts payable and accrued construction liabilities.

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

On January 14, 1999, the Company and its Lenders entered into a Forbearance and Loan Modification Agreement (the "Forbearance Agreement") effective as of December 15, 1998. The covenants and limitations in the Forbearance Agreement waive the existing defaults and require the Company to liquidate assets through an orderly process using all proceeds to reduce outstanding bank debt. The Forbearance Agreement set certain specific limitations on any new acquisitions by the Company and also absolved the Lenders of their commitment and obligation to fund the project known as Plaza 32 in Chicago, Illinois. Furthermore, the Forbearance Agreement increased the interest rate from prime plus .75% to prime plus 3.0% which is significantly higher than the historical rates at which the Company has been able to acquire funds. Finally the Forbearance Agreement imposed certain financial penalties if certain revised covenants are not met in the future and changed the maturity date to January 3, 2000.

The overall combined effect of these limitations will, during the period of time in which the Forbearance Agreement is in effect, (1) prevent the Company from any future expansion; (2) limit liquidity as all proceeds resulting from the sale of assets are required to be used to reduce bank debt; (3) cause the Company to incur higher interest expenses; and (4) cause the Company's results of operation to be impacted negatively. As of March 31, 1999 the Company had violated certain covenants of the Forbearance Agreement including those related to net worth, net income, reduction in the outstanding loan amount, maximum principal balance of loan and the failure to repay loans related to the Company's Plaza 32 project. The Company, in order to address its liquidity issues, entered into a Sales and Purchase Agreement with Centex Homes on April 2, 1999, as amended, which provides for the sale of substantially all of the assets of its suburban housing operations. The Company estimates, if the proposed transaction with Centex Homes is consummated on or before June 30,

1999, that it will receive, net of prorations, expenses and holdback, approximately $50 million in cash for the proposed sale of the assets. The Company intends to use the proceeds from the sale, net of the amount necessary to pay its subcontractors for the work in progress which will have been completed and invoiced as of the closing date of the transaction on those homes which are to be sold to Centex Homes (estimated to be between $5 million and $10 million), to repay a substantial portion of its outstanding indebtedness under the revolving credit loan agreement.

Concurrent with the closing of the Centex transaction, the Company plans to restructure all of its remaining bank debt. The Company is currently negotiating with various possible lenders to secure two separate lines of credit which will together provide adequate funds to repay all remaining bank debt and provide adequate working capital for the ongoing operations of the Company.

The anticipated payoff of the Company's existing bank debt which is contemplated to occur simultaneously with the closing of the proposed transaction and the anticipated refinancing would relieve the Company of the limitations placed on it in the Forbearance Agreement which relate to its future operations. No assurances can be given that the Company will be able to restructure the existing debt and thereby be relieved of the limitations of the Forbearance Agreement.

The Company believes that if it is able to restructure its current bank debt with the new anticipated funding sources that this will provide adequate liquidity and working capital for its future operations.

Notes payable to land sellers are non-interest bearing and are repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

The Company entered into certain financing agreements with the Principal Shareholder as described below:

Secured Note Payable

On May 1, 1998, Erie Center Lofts, Inc., a wholly owned subsidiary of the Company, entered into a $2.5 million Secured Subordinated Promissory Note with a maturity date of June 30, 1999, and an interest rate of 20% with Maurice Sanderman, the Company's Chairman and principal shareholder. Currently and at March 31, 1999 there was a $2.5 million principal balance under the Note. The note is secured by a junior mortgage on the property commonly known as Erie Tower located at 421 West Erie Street in Chicago, Illinois. Principal payments under this note may only be paid out of net sales proceeds from the sale of units within Erie Tower only after all advances made under the New Loan Agreement related to the Erie Tower project have been repaid.

Unsecured Notes Payable

As part of the public offering and recapitalization of the Company on July 9, 1993, the Company issued promissory notes to Mr. Sanderman which in the aggregate equaled $4,193,000. The notes are subordinate to the Company's bank indebtedness, bear interest at 7 1/2% per annum, compounded daily, and originally matured in two equal annual installments on the first and second anniversaries of the offering. The maturity date of the notes is February 1, 2000. Currently and at March 31, 1999 there was a $4.193 million principal balance under the Note. Payment of the outstanding principal balance is subject to certain restrictions under the Loan Agreement.

On February 10, 1999, April 27, 1999 and May 12, 1999, the Company borrowed $305,263, 155,000, and 254,000, respectively, on an unsecured basis from Mr. Sanderman. The unsecured demand notes bear interest at a rate of prime plus 3%. These funds were used to pay general contracting services related to the construction of certain improvements on real estate located at 3232 North Halsted, Chicago, Illinois known as Plaza 32, since payment by the Company was not permitted under the Forbearance Agreement.

On April 29, 1999, the Company borrowed $710,915 on an unsecured basis from Mr. Sanderman. The unsecured demand note bears interest at a rate of prime plus 3%. These funds were used to acquire the property located at 313-15 South Des Plaines, Chicago, Illinois which is a part of the project called Capital Hill. Acquisition by the Company of this property was not allowed under the Forbearance and Loan Modification Agreement.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on March 3, 1999. As described in the Company's Proxy Statement Dated February 2, 1999, one matter was submitted to a vote of security holders for the election of two directors as Class II directors of the Company.

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

          The following summarizes the results of the shareholder vote:

                                        Votes in         Votes                        Authority     Broker Non-
              Name of Director Nominee    Favor         Opposed      Abstentions      Withheld         Votes
              ------------------------    -----         -------      -----------      --------         -----
              Class II
              (Terms expire in 2002)
                   Dennis Bookshester     6,981,524        -              -            27,410            -
                   Thomas Small           6,981,524        -              -            27,410            -


Item 5. Other Information

     On May 13, 1999, the Company was notified that The Nasdaq Stock Market ("Nasdaq") will delist the Common Stock from trading on the Nasdaq National Market on August 14, 1999 if the common stock does not maintain a minimum bid price of at least $1.00 per share and the Company does not maintain a market value of public float greater than $5 million for 10 consecutive trading days prior to August 12, 1999. The Company may appeal this decision.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit No. 10.1 -      Unsecured Demand Note dated February 10, 1999
                                  issued to Maurice Sanderman
          Exhibit No. 10.2 -      Unsecured Demand Note dated 4/27/99 issued to
                                  Maurice Sanderman
          Exhibit No. 10.3 -      Unsecured Demand Note dated 4/30/99 issued to
                                  Maurice Sanderman
          Exhibit No. 10.4 -      Unsecured Demand Note dated 5/12/99 issued to
                                  Maurice Sanderman
          Exhibit No. 27.1 -      Financial Data Schedule

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.


By:    /S/  Joseph R. Atkin                            Date: May 24, 1999
     --------------------------------
     Joseph R. Atkin, Vice President
     and Chief Financial Officer

                                 Exhibit Index


          Exhibits

          Exhibit No. 10.1 -      Unsecured Demand Note dated February 10, 1999
                                  issued to Maurice Sanderman
          Exhibit No. 10.2 -      Unsecured Demand Note dated 4/27/99 issued to
                                  Maurice Sanderman
          Exhibit No. 10.3 -      Unsecured Demand Note dated 4/30/99 issued to
                                  Maurice Sanderman
          Exhibit No. 10.4 -      Unsecured Demand Note dated 5/12/99 issued to
                                  Maurice Sanderman
          Exhibit No. 27.1 -      Financial Data Schedule