Form 10-K405/A
period 1998-09-30
SUNDANCE HOMES INC
filed 1999-06-17
CIK 900616

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)


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

                              SUNDANCE HOMES, INC.


                                  FORM 10-K/A

                               TABLE OF CONTENTS

Page

PART II
   Item 6.     Selected Consolidated Financial Data.................................        1

   Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................    1 - 9

   Item 8.     Financial Statements and Supplementary Data..........................        9

PART IV
   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  10 - 11

SIGNATURES..........................................................................       12

PART II

This amendment to this Form 10-K is being filed to reflect the Company's determination to expense in the period incurred certain deferred project start-up costs which the Company had previously capitalized.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial and operating data of Sundance Homes, Inc. (the "Company" or "Sundance") is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein. The data set forth below as of and for the years ended September 30, 1998, 1997, and 1996, the nine months ended September 30, 1995 and the year ended December 31, 1994 have been derived from the Company's audited consolidated financial statements. Consolidated balance sheets at September 30, 1998 and September 30, 1997 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998 and notes thereto appear elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                                                              Nine
                              Year       Year       Year     Months     Year
                              ended      ended      ended     ended    ended
                            September  September  September September December
                            30, 1998   30, 1997   30, 1996  30, 1995  31, 1994
                            ---------  ---------  --------- --------- --------
                                (in thousands, except per share amounts)
Statement of Operations
 Data:
Total sales (1)             $131,556   $108,743   $120,948   $63,811  $118,659
Income (loss) before
 minority interest and
 provision for income
 taxes (2)                    (5,480)    (2,367)     2,804    (6,230)    3,214
Net income previously
 reported                     (7,614)      (350)     1,235    (4,216)    1,930
Effect of currently
 expensing deferred
 project start-up costs in
 the period incurred (3)       2,234       (991)       377       493      (257)
                            --------   --------   --------   -------  --------
Net income (loss)--revised  $ (5,380)  $ (1,341)  $  1,612   $(3,723) $  1,673
                            ========   ========   ========   =======  ========
Net income (loss) per
 share (basic and diluted)
 as reported                $  (0.98)  $  (0.04)  $   0.16   $ (0.54) $   0.25
Effect of currently
 expensing deferred
 project start-up costs in
 the period incurred (3)        0.29      (0.13)      0.05      0.06     (0.03)
                            --------   --------   --------   -------  --------
Revised net income per
 share (basic and diluted)  $  (0.69)  $  (0.17)  $   0.21   $ (0.48) $   0.22
                            ========   ========   ========   =======  ========

                            September  September  September September December
                            30, 1998   30, 1997   30, 1996  30, 1995  31, 1994
                            ---------  ---------  --------- --------- --------
                                             (in thousands)
Balance Sheet Data:
Real estate inventories     $102,088   $ 80,787   $ 76,101   $86,434  $ 86,721
Total assets--revised (3)    111,250     91,004     84,334    96,180    95,386
Notes and mortgages
 payable                      55,249     33,087     23,027    42,787    34,280
Minority interest (2)             --         --        111       266     1,049
Shareholders' equity--
 revised (3)                  20,432     25,808     27,145    25,533    29,256
Net book value per share        2.61       3.30       3.47      3.27      3.74

--------
(1) Sales are recognized at closing, when title to the home has passed to the buyer (see Note 1 of the Notes to Consolidated Financial Statements).

(2) The Company is the General Partner of The Sundance-Kaco Limited Partnership, with a 75% interest in said partnership. Under the terms of the partnership agreement, the limited partner is entitled to 25% of all profits of the partnership and will receive cash distributions.

(3) Prior to October 1, 1997, the Company capitalized certain costs incurred prior to the sale of the initial residence in each development as deferred project start-up costs on the basis that such costs were required to commence sales. In the financial statements for the year ended September 30, 1998, as part of the adoption of Statement of Position (SoP) 98-5, Reporting on the Costs of Start-Up Activities and Organization Costs, the Company wrote-off these costs as deferred project start-up costs. However, upon subsequent review the Company determined to expense such costs in the period incurred and the financial statements have been revised accordingly.

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

                                                     Year ended September 30,
                                               ------------------------------------
                                                  1998          1997          1996
                                               ------------------------------------
Residential sales                                  93.4%        100.0%        100.0%
Land and building sales                             6.6            -             -
                                               --------      --------      --------
Total sales                                       100.0%        100.0%        100.0%

Cost of residential sales                          85.9          89.7          87.7
Cost of land and building sales                     5.4            -             -
                                               --------      --------      --------
Total cost of sales                                91.3          89.7          87.7
                                               --------      --------      --------
Gross profit                                        8.7          10.3          12.3
Selling expenses                                    9.3           8.8           6.1
General and administrative expenses                 3.8           3.7           4.0
                                               --------      --------      --------
Income (loss) before provision
     (benefit) for income taxes                    (4.2)         (2.2)          2.2
Provision (benefit) for income taxes               (0.1)         (0.8)          0.9
                                               --------      --------      --------
Net income (loss)                                  (4.1)%        (1.4)%         1.3%
                                               ========      ========      ========

New orders (net)                                    789           686           624
Homes closed-units                                  652           636           701
Average selling price-homes closed             $188,500      $171,000      $172,500

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

Cost of Residential Sales. Cost of residential sales includes land acquisition costs, development costs, construction costs and direct overhead, job oversight supervision, customer service, warranty costs, interest and property taxes.
Cost of residential sales, as a percentage of residential sales, increased by
2.3 percentage points to 92.0% for the year ended September 30, 1998 as compared to 89.7% for the year ended September 30, 1997. Cost of residential sales increased by $15.5 million to $113.0 million from $97.5 million for the year ended September 30, 1997. The primary reasons for the increase in the cost of residential sales as a percentage of residential sales were increased costs related to interest and production overheads as well as certain increases on several of the Company's close-out projects in both its Suburban and Urban Divisions.

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

General and administrative expenses increased by $0.6 million to $4.9 million for the year ended September 30, 1998 compared to $4.3 million for the year ended September 30, 1997. As a percentage of total sales, general and administrative expenses were 3.8% and 3.7% for the years ended September 30, 1998 and September 30, 1997, respectively.

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

Cost sales decreased $8.5 million to $97.5 million in fiscal 1997 primarily as a result of lower sales volume. Cost of sales as a percent of residential sales was 89.7% in fiscal 1997 as compared to 87.7% of sales revenue in fiscal 1996.

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

A formal contingency plan has not been prepared at this time. At present, Sundance does not have a contingency plan related to a worst-case scenario because the scope of internal compliance is relatively small and Sundance believes very achievable prior to December 31, 1999. Preparation of a contingency plan will, however, begin in the late summer of 1999 after the Y2K specific releases of Sundance's main software have been tested and Sundance has received responses to its letters of inquiry sent to its third party relationships. The contingency plan will address specific issues, if any, identified during such testing and raised by such responses.


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


Exhibit
Number                                             Document Description
------              ------------------------------------------------------------------------------------
3.1 a               Amended and Restated Articles of Incorporation of the Registrant
3.2 a               Amended and Restated Bylaws of the Registrant
4.1 c               Specimen stock certificate representing Common Stock
10.1 b              The Sundance Homes, Inc. 1993 Stock Incentive Plan
10.2 b              The Sundance Homes, Inc. 1993 Directors' Option Plan
10.3 b              Profit Sharing and Savings Plan
10.4 b              Form of Tax Indemnification Agreement
10.5 b              Form of Director's Indemnification Agreement
10.6 b              Form of Dividend Note
10.10 e             Employment Letter for Jon Tilkemeier, dated September 10, 1996
10.11 e             Employment Letter for Joseph Atkin, dated November 27, 1996
10.12 d             First Amendment to the Sundance Homes, Inc. Stock Incentive Plan
10.13 d             First Amendment to the Sundance Homes, Inc. Directors' Stock Option Plan
10.14 f             Revolving Loan Credit Agreement dated April 30, 1998 by and between the Company and
                    LaSalle National Bank, American National Bank and Trust of Chicago and BankBoston, NA
10.15 f             Secured Subordinated Promissory Note dated May 1, 1998 by and between Maurice Sanderman and Erie
                    Centre Lofts, Inc.
21.0 g              List of Subsidiaries
23.1                Consent of PricewaterhouseCoopers, LLP
27.1                Financial Data Schedule

           a        Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-96546.
           b        Incorporated by reference to the Company's Registration Statement on Form S-1, Registration Statement No.
                    33-60988.
           c        Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December
                    31, 1994.
           d        Incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 333-
                    11087
           e        Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended
                    September 30, 1996.
           f        Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended
                    June 30, 1998.
           g        Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended
                    September 30, 1998, filed on January 13, 1999.

(d) The response to this Item is incorporated by reference to Item 14(a)(2).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of January, 1999.

                     SUNDANCE HOMES, INC.



                 By:    /s/ Joseph R. Atkin
                     -----------------------------------------------------------
                     Joseph R. Atkin, Vice President and Chief Financial Officer

                              SUNDANCE HOMES, INC.
                         ITEM 8, ITEM 14(a) (1) and (2)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants..............................................................F-2

Consolidated Balance Sheets as restated  as of September 30, 1998 and September 30, 1997.......F-3

Consolidated Statements of Operations as restated for the Years Ended September 30, 1998,
1997 and 1996..................................................................................F-4

Consolidated Statements of Changes in Shareholders' Equity as restated for the Years
September 30, 1998, 1997 and 1996..............................................................F-5

Consolidated Statements of Cash Flows as restated for the Years Ended September 30, 1998,
1997 and 1996..................................................................................F-6

Notes to Consolidated Financial Statements.....................................................F-7

                                      F-1

            FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1998 AND 1997 AND FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

Report of Independent Accountants

To the Board of Directors and
Shareholders of Sundance Homes, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Sundance Homes, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for the each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note 2, the financial statements referred to above have been restated to expense in the period incurred previously deferred project start-up costs.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
December 23, 1998

except for Note 2 for

which the date is June 15, 1999

                              SUNDANCE HOMES, INC.

 CONSOLIDATED BALANCE SHEETS AS RESTATED AS OF SEPTEMBER 30, 1998 AND SEPTEMBER
                                 30, 1997
                       (in thousands, except share data)

                                                    September 30, September 30,
                      ASSETS                            1998          1997
                      ------                        ------------- -------------
Cash and cash equivalents..........................   $  1,947       $ 4,615
Real estate inventories............................    102,088        80,787
Prepaid expenses and other assets..................      2,227         1,748
Property and equipment, net........................      4,988         3,289
Income taxes receivable............................        --            565
                                                      --------       -------
    Total assets...................................   $111,250       $91,004
                                                      ========       =======

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Accounts payable and accrued construction
 liabilities.......................................   $ 23,026       $23,711
Other accrued expenses.............................      2,386         1,976
Customer deposits..................................      3,464         2,116
Notes payable......................................     55,249        33,087
Notes payable to Principal Shareholder.............      2,500           --
Deferred income taxes..............................        --            112
Subordinated notes payable to Principal
 Shareholders......................................      4,193         4,193
                                                      --------       -------
    Total liabilities..............................     90,818        65,195
                                                      --------       -------
Minority interest..................................        --            --
                                                      --------       -------
Commitments and contingencies......................        --            --
                                                      --------       -------
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000
   shares authorized, none issued or outstanding...        --            --
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 7,809,125 shares issued and
   outstanding.....................................         78            78
  Additional paid-in capital.......................     26,980        26,977
  Retained earnings (deficit)......................     (6,626)       (1,246)
                                                      --------       -------
    Total shareholders' equity.....................     20,432        25,809
                                                      --------       -------
    Total liabilities and shareholders' equity.....   $111,250       $91,004
                                                      ========       =======

   The accompanying notes are an integral part of these financial statements.

                              SUNDANCE HOMES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AS RESTATED FOR THE
                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                     (in thousands, except per share data)

                                                   Year ended September 30,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Residential sales................................ $122,906  $108,743  $120,948
Land and building sales..........................    8,650       --        --
                                                  --------  --------  --------
Total sales......................................  131,556   108,743   120,948
Cost of residential sales........................  113,065    97,527   106,011
Cost of land and building sales..................    7,069       --        --
                                                  --------  --------  --------
Total cost of sales..............................  120,134    97,527   106,011
                                                  --------  --------  --------
Gross profit.....................................   11,422    11,216    14,937
Selling expenses.................................   12,227     9,547     7,386
General and administrative expenses..............    4,871     4,301     4,940
Other (income) expenses, net.....................     (196)     (265)     (193)
                                                  --------  --------  --------
Income (loss) before minority and provision
 (benefit) for income taxes......................   (5,480)   (2,367)   (2,804)
Minority interest................................       (3)     (131)      117
                                                  --------  --------  --------
Income (loss) before provision (benefit) for
 income taxes....................................   (5,477)   (2,236)    2,687
Provision (benefit) for income taxes.............      (97)     (895)    1,075
                                                  --------  --------  --------
Net income (loss)................................ $ (5,380) $ (1,341) $  1,612
                                                  ========  ========  ========
Net income (loss) per share (basic and diluted).. $  (0.69) $  (0.17) $   0.21
                                                  ========  ========  ========
Weighted average number of shares outstanding....    7,808     7,807     7,806
                                                  ========  ========  ========


   The accompanying notes are an integral part of these financial statements.

                              SUNDANCE HOMES, INC.

  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AS RESTATED
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (in thousands)

                                    Common Stock  Additional Retained
                                    -------------  Paid-In   Earnings
                                    Shares Amount  Capital   (Deficit)  Total
                                    ------ ------ ---------- --------- -------
Balance at September 30, 1995 as
 previously reported............... 7,805   $78    $26,972    $   103  $27,153
  Effect of currently expensing
   deferred project start-up costs
   in the period incurred (see Note
   2)..............................   --     --        --      (1,620)  (1,620)
  Exercise of stock options........     2    --          5        --         5
  Net income.......................   --     --        --       1,612    1,612
                                    -----   ---    -------    -------  -------
Balance at September 30, 1996...... 7,807    78     26,977         95   27,150
  Net loss.........................   --     --        --      (1,341)  (1,341)
                                    -----   ---    -------    -------  -------
Balance at September 30, 1997...... 7,807    78     26,977     (1,246)  25,809
  Exercise of stock options........     2    --          3        --         3
  Net loss.........................   --     --        --      (5,380)  (5,380)
                                    -----   ---    -------    -------  -------
Balance at September 30, 1998...... 7,809   $78    $26,980    $(6,626) $20,432
                                    =====   ===    =======    =======  =======



   The accompanying notes are an integral part of these financial statements.

                              SUNDANCE HOMES, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS AS RESTATED
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (in thousands)

                                                  Year ended September 30,
                                                ------------------------------
                                                  1998       1997      1996
                                                ---------  --------  ---------
Operating activities:
  Net income (loss)............................ $  (5,380) $ (1,341) $   1,612
    Adjustments to reconcile net income (loss)
     to net cash provided by (used for)
     operating activities:
     Depreciation and amortization.............     2,636     1,109        848
     Deferred income taxes.....................      (112)    1,402       (210)
     Changes in operating assets and
      liabilities:
      Real estate inventories..................   (22,949)   (4,686)    10,333
      Prepaid expenses and other assets........      (479)     (946)       395
      Income tax receivables...................       565      (565)     1,964
      Accounts payable and accrued construction
       liabilities.............................      (685)      644      6,551
      Other accrued expenses...................       410    (4,206)       866
      Customer deposits........................     1,348       683     (1,216)
                                                ---------  --------  ---------
Net cash provided by (used for) operating
 activities....................................   (24,646)   (7,906)    21,143
                                                ---------  --------  ---------
Investing activities:
  Property and equipment, net..................    (2,687)   (1,878)    (1,292)
  Exercise of stock options....................       --        --          (5)
                                                ---------  --------  ---------
Net cash provided by (used for) investing
 activities....................................    (2,687)   (1,878)    (1,297)
                                                ---------  --------  ---------
Financing activities:
  Borrowings under notes payable...............   141,199   111,275     99,392
  Repayments of notes payable..................  (119,037)  (99,682)  (115,691)
  Borrowings under notes payable to Principal
   Shareholder.................................     5,479       650      1,340
  Repayments of notes payable to Principal
   Shareholder.................................    (2,979)   (2,183)    (4,801)
  Proceeds of stock options exercised..........         3       --         --
  Contributions from minority interest.........       --        --          73
  Distributions to minority interest...........       --       (162)      (345)
                                                ---------  --------  ---------
Net cash provided by (used for) financing
 activities....................................    24,665     9,898    (20,032)
                                                ---------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................    (2,668)      114       (186)
Cash and cash equivalents:
  Beginning of period..........................     4,615     4,501      4,687
                                                ---------  --------  ---------
  End of period................................ $   1,947  $  4,615  $   4,501
                                                =========  ========  =========

   The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998

Note 1--Summary of Significant Accounting Policies:

 Nature of business

   Sundance Homes, Inc. is engaged in the development of land and construction of attached and detached single-family homes and urban residential buildings in the Chicago metropolitan area.

 Principles of consolidation

   The consolidated financial statements include the accounts of Sundance Homes, Inc., its wholly-owned subsidiaries ("Sundance" or the "Company") and its investment in a majority-owned limited partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Revenue recognition

   Residential sales are recognized at closing, when title to the home has passed to the buyer. Sundance's homes are generally offered for sale in advance of their construction. To date, most of Sundance's homes have been sold pursuant to standard sales contracts entered into prior to commencement of construction. Sundance's standard sales contracts generally require the customer to make an earnest money deposit. This deposit may range from a nominal amount for an FHA or VA financed purchase to 5% to 10% of the purchase price for a buyer using conventional financing.

   Land sales are recognized when Sundance has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied.

 Real estate inventories and cost of sales

   Real estate inventories are carried at cost and include land, land development, direct and certain indirect construction costs, interest and real estate taxes. At the time of revenue recognition, cost of sales is charged with the actual construction costs incurred and any estimate to complete, plus an allocation, based upon relative sales value, of the total estimated cost of land and land development, interest, real estate taxes and any other capitalizable common costs. Sundance generally provides a one year limited warranty of workmanship and materials and a two year limited warranty on the working systems for each of its homes. Accordingly, a warranty reserve, based on Sundance's historical experience, is provided as residential sales are closed. This reserve is reduced by the cost of subsequent work performed.

 Interest capitalization

   Interest and related debt issuance costs are capitalized to qualifying real estate inventories as incurred, in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, "Capitalization of Interest Cost," and charged to cost of sales as revenue from residential sales is recognized.

 Property and equipment

   Property and equipment are carried at cost less accumulated depreciation and are depreciated using straight line and accelerated methods over the estimated useful lives of the assets, except for model home upgrades and furnishings, which are amortized as related home sales in a development are closed. Significant additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. The cost and accumulated depreciation of property and equipment sold or retired are removed from the respective accounts and the resultant gains or losses, if any, are included in current operations.

                             SUNDANCE HOMES, INC.

 Advertising costs

   Sundance attracts initial interest in its projects through a comprehensive advertising program using media such as newspapers, direct mail, telemarketing, billboards and, to a lesser extent, radio and television. Advertising costs, which are expensed as incurred, aggregated approximately $3.3 million, $3.6 million and $1.9 million during the years ended September 30, 1998, 1997 and 1996, respectively.

 Income taxes

   Deferred income taxes are determined under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes arise from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

 Cash and equivalents

   For purposes of reporting cash flows, Sundance considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   Supplemental disclosures of cash flow information are as follows (in thousands):

                                        Year ended    Year ended    Year ended
                                       September 30, September 30, September 30,
                                           1998          1997          1996
                                       ------------- ------------- -------------
      Cash paid for:
        Interest......................    $6,116        $5,975        $3,536
        Income taxes..................       --             75           --

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

Note 2--Restatement


   Prior to October 1, 1997, the Company capitalized certain costs incurred prior to the sale of the initial residence in each development as deferred project start-up costs on the basis that such costs were required to commence sales. In the financial statements for the year ended September 30, 1998, as part of the adoption of Statement of Position (SoP) 98-5, Reporting on the Costs of Start-Up Activities and Organization Costs, the Company wrote-off these costs as deferred project start-up costs. However, upon subsequent review the Company determined to expense such costs in the period incurred and the financial statements for the years ended September 30, 1998, 1997 and 1996 have been revised accordingly.

                             SUNDANCE HOMES, INC.

   The effect of this revised reporting is as follows:

                                                         1998     1997     1996
                                                        -------  -------  ------
      Net income (loss) as previously reported........  $(7,614) $  (350) $1,235
      Effect of currently expensing deferred project
       start-up costs in the period incurred..........    2,234     (991)    377
                                                        -------  -------  ------
      Net income (loss) as restated...................  $(5,380) $(1,341) $1,612
                                                        =======  =======  ======
      Per share amounts:
       Earnings (loss) per share--basic and diluted:
        Net income (loss) as previously reported......  $ (0.98) $ (0.04) $ 0.16
        Effect of currently expensing deferred project
         start-up costs in the period incurred........     0.29    (0.13)   0.05
                                                        -------  -------  ------
        Net income (loss) per share--basic and diluted
         as restated..................................  $ (0.69) $ (0.17) $ 0.21
                                                        =======  =======  ======

Note 3--Real Estate Inventories:

   Real estate inventories are summarized as follows (in thousands):

                                                     September 30, September 30,
                                                         1998          1997
                                                     ------------- -------------
      Work-in-process:
        Land and land development...................   $ 41,696       $33,683
        Suburban inventory..........................     12,545        10,249
        Urban construction inventory................     30,983        19,482
      Completed homes:
        Models......................................      2,040         6,668
        Speculative homes...........................      3,590           912
      Capitalized overhead..........................      4,225         3,146
      Capitalized interest..........................      7,009         6,647
                                                       --------       -------
                                                       $102,088       $80,787
                                                       ========       =======

   Completed homes include models constructed to help market a development and include allocations of land, development and other common costs. Speculative homes represent non-model homes that are substantially complete and are not subject to a sales contract. During the year ended September 30, 1998, Sundance entered into a sale leaseback agreement with a third party. Sales revenue derived from the 31 units sold subject to this agreement totaled $5.5 million. Annual lease payments due under the leaseback provisions of the agreement will be approximately $0.6 million for the year ended September 30, 1999.

   Capitalized interest is included in real estate inventories as follows (in thousands):

                                      Year ended    Year ended    Year ended
                                     September 30, September 30, September 30,
                                         1998          1997          1996
                                     ------------- ------------- -------------
      Interest capitalized,
       beginning of period..........    $ 6,647       $ 5,427       $ 5,418
      Interest incurred and
       capitalized..................      6,825         4,534         3,581
      Interest amortized to cost of
       sales........................     (6,463)       (3,314)       (3,572)
                                        -------       -------       -------
      Interest capitalized, end of
       period.......................    $ 7,009       $ 6,647       $ 5,427
                                        =======       =======       =======

                             SUNDANCE HOMES, INC.

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

   Fair value represents the expected selling price a property will bring in the open market reduced by (a) the estimated cost to complete and improve such property to the condition expected in determining the selling price, (b) disposition costs, and (c) estimated costs to hold the property to the point of sale, including interest carrying costs and other net cash flow requirements of the project. During the year ended September 30, 1998, Sundance recorded valuation reserves totaling $850,000.

Note 4--Property and Equipment:

   Property and equipment are summarized as follows (in thousands):

                                                     September 30, September 30,
                                                         1998          1997
                                                     ------------- -------------
      Model home upgrades and furnishings...........    $ 8,047       $4,307
      Equipment and furniture.......................      3,028        3,147
      Vehicles......................................        270          379
      Leasehold improvements........................        476           52
                                                        -------       ------
                                                         11,821        7,885
      Accumulated depreciation......................      6,833        4,596
                                                        -------       ------
                                                        $ 4,988       $3,289
                                                        =======       ======

Note 5--Notes and Mortgages Payable:

   Notes and mortgages payable are summarized as follows (in thousands):

                                                     September 30, September 30,
                                                         1998          1997
                                                     ------------- -------------
      Revolving line of credit......................    $53,682       $30,818
      Notes payable to land sellers.................      1,567         2,269
                                                        -------       -------
                                                        $55,249       $33,087
                                                        =======       =======

   On April 30, 1998, Sundance entered into a new $80 million Revolving Credit Loan Agreement (the "Loan Agreement") with LaSalle National Bank, American National Bank and Trust Company of Chicago and BankBoston, NA (collectively, the "Lenders"), which replaced Sundance's previous credit loan agreement which had provided for a $60 million line of credit. The three banks participate in the $80 million facility as follows: LaSalle National Bank, $35 million; American National Bank and Trust Company of Chicago, $25 million; and BankBoston, NA, $20 million. The borrowings are secured by the real estate assets of Sundance with certain exceptions. Borrowings under the Loan Agreement bear interest at LIBOR plus 300 basis points for borrowings up to $70 million and prime plus 0.75% for borrowings in excess of $70 million, plus certain customary fees. The Loan Agreement was originally scheduled to mature on February 1, 2000. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding. The Loan Agreement includes certain customary representations and covenants, including restrictions on Sundance's ability

                             SUNDANCE HOMES, INC.

to pay dividends and maintenance of certain financial ratios. As of September 30, 1998, Sundance had violated certain covenants as set forth in the Loan Agreement, including certain financial covenants, specifically those related to net worth and net income. On December 1, 1998, Sundance's Lenders declared a "default" under the Loan Agreement and the outstanding balance of the loan is due and payable, subject to the satisfactory modification of the Loan Agreement. Sundance and its Lenders are currently negotiating a Forbearance and Loan Modification Agreement (the "Forbearance Agreement").

   Following the successful execution of the Forbearance Agreement, Sundance intends to replace the existing credit line at more favorable rates and terms. There can be no assurance though, that Sundance will be able to enter into the Forbearance Agreement on the terms described above or replace the existing credit line on a timely basis or at all. Failure by Sundance to cure the defaults, successfully negotiate the Forbearance Agreement or negotiate replacement financing on a timely basis could have a material adverse effect on Sundance's operations. As of September 30, 1998, Sundance had borrowed $53.7 million under the Loan Agreement and had $4.1 million outstanding letters of credit, leaving $22.2 million available for future borrowings. The Loan Agreement was originally scheduled to mature on February 1, 2000, which date may be modified in the Forbearance Agreement.

   While Sundance was securing its Loan Agreement, Sundance entered into certain interim financing arrangements to provide funding for certain projects that were not provided for under Sundance's prior credit agreement.

   On March 16, 1998, Sundance entered into a $15 million Construction Loan Agreement with LaSalle National Bank with a maturity date of February 20, 1999, at a rate of Prime plus 1.0%. Advances under this loan totaled $4,931,562 and were used to provide construction funds for Sundance's Erie Tower Project located at 375 West Erie Street, Chicago, Illinois. Concurrent with the funding of the Loan Agreement on May 12, 1998, this Construction Loan Agreement was repaid in full.

   On March 17, 1998, Sundance entered into an interim financing agreement with Cohen Financial Corporation in the amount of $1.6 million at a rate of prime plus 1.0% with a maturity date of October 1, 1998. This promissory note was secured by a mortgage on the property located at 3228-3244 North Halsted Street, Chicago, Illinois. Concurrent with the funding of the Loan Agreement on May 12, 1998, this note was repaid in full.

   Sundance entered into interim financing agreements with the Principal Shareholder as described in Note 6.

   Notes payable to land sellers are non-interest bearing and are repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

   Scheduled maturities of notes and mortgages payable in future periods are as follows (in thousands):

                                                                    Year ending
                                                                   September 30,
                                                                   -------------
      1999........................................................   $    777
      2000........................................................     53,994
      2001........................................................        313
      2002........................................................        165
                                                                     --------
                                                                     $ 55,249
                                                                     ========

   Interest and related debt issuance costs incurred, all of which were capitalized, during the year ended September 30, 1998, 1997 and 1996, aggregated approximately $6.8 million, $4.5 million and $3.5 million, respectively.

                             SUNDANCE HOMES, INC.

Note 6--Subordinated Notes and Notes Payable to Principal Shareholder:

 Secured Note Payable

   On May 1, 1998, Erie Center Lofts, Inc., a wholly owned subsidiary of Sundance, entered into a $2.5 million Secured Subordinated Promissory Note with a maturity date of June 30, 1999, and an interest rate of 20% with Maurice Sanderman, Sundance's Chairman and President. The note is secured by a junior mortgage on the property commonly known as Erie Tower located at 421 West Erie Street in Chicago, Illinois. Principal payments under this note may only be paid out of net sales proceeds from the sale of units within Erie Tower only after all advances made under the New Loan Agreement related to the Erie Tower project have been repaid.

 Unsecured Notes Payable

   On February 24, 1998, Sundance borrowed $487,000 on an unsecured basis from Maurice Sanderman. The unsecured note was at a prime rate plus 3.0% with a maturity date of October 1, 1998. These funds were used to pay property taxes for 1996 and 1997 that became due on a building owned by Sundance at 201 North Wells, Chicago, Illinois. The payment of these taxes was not provided for under the terms of the prior credit agreement. This loan was repaid on June 30, 1998 concurrently with the closing of the sale of the building.

   On March 17, 1998, in order to acquire the property located at 3228-3244 North Halsted, Chicago, Illinois, Sundance borrowed $890,000 on an unsecured basis from Maurice Sanderman. The unsecured note was at a rate of prime plus 3.0% with an expiration date of October 1, 1998. The purchase of this property was not provided for under the terms of the prior credit agreement. Concurrent with the funding of the Loan Agreement, on May 12, 1998, this note was repaid in full.

   On May 26, 1998 Sundance borrowed $1,602,241 on an unsecured basis from Maurice Sanderman. The unsecured note was at a rate of prime plus 3.0% with a maturity date of October 1, 1998. These funds were used to pay property taxes for 1990, 1991 and 1992, which became due through a court settlement on a building owned by Sundance at 201 N. Wells, Chicago, Illinois. The payment of these taxes were not provided for under the terms of the Loan Agreement. This loan was repaid in full concurrent with the closing of the sale of the building on June 30, 1998.

   Prior to Sundance completing the public offering on July 9, 1993, Sundance was recapitalized and reorganized into a parent-subsidiary structure, thereby terminating its S Corporation status. Sundance declared aggregate distributions of S Corporation earnings to its Principal Shareholder in an aggregate amount such that beginning shareholders' equity as a C Corporation would be $5 million.

   During the twelve months ended December 31, 1993, such distributions aggregated $9.1 million, of which $4.9 million was paid out of available cash, while the remaining $4.2 million was paid in the form of promissory notes, which are subordinate to Sundance's bank indebtedness, bear interest at 7.50% that compounds daily and originally matured in two equal annual installments on the first and second anniversaries of the offering. On April 30, 1998, the maturity date of the notes was extended to February 1, 2000. Payment of the annual installments is subject to certain restrictions under Sundance's Revolving Credit Loan Agreement (see Note 5--Notes and Mortgages Payable).

                             SUNDANCE HOMES, INC.

Note 7--Income Taxes:

   The provision (benefit) for income taxes was as follows (in thousands):

                                        Year Ended    Year Ended    Year Ended
                                       September 30, September 30, September 30,
                                           1998          1997          1996
                                       ------------- ------------- -------------
      Current
        Federal.......................    $   --         $ --         $  105
        State.........................        --           --             35
                                          -------        -----        ------
                                              --           --            140
                                          -------        -----        ------
      Deferred
        Federal.......................     (1,842)        (761)          770
        State.........................       (348)        (134)          165
                                          -------        -----        ------
                                           (2,190)        (895)          935
                                          -------        -----        ------
      Valuation allowance.............      2,093          --            --
                                          -------        -----        ------
      Total...........................    $   (97)       $(895)       $1,075
                                          =======        =====        ======


   Reconciliations of the statutory Federal income tax rate of 34% to the effective income tax rate are as follows (in thousands):

                                      Year Ended    Year Ended    Year Ended
                                     September 30, September 30, September 30,
                                         1998          1997          1996
                                     ------------- ------------- -------------
      Income taxes at the Federal
       statutory rate...............    $(1,852)       $(788)       $  913
      State income taxes, net of
       Federal benefit..............       (338)        (102)          188
      Other.........................        --            (5)          (26)
      Valuation allowance...........      2,093          --            --
                                        -------        -----        ------
          Total.....................    $   (97)       $(895)       $1,075
                                        =======        =====        ======

   Sundance's net deferred tax asset is reserved through the establishment of a tax valuation allowance. The valuation allowance of $2.1 million was recorded upon consideration of the recent operating results and related uncertainty associated with realization of the tax benefit of the net operating loss carryforward, which is ultimately dependent upon the generation of future earnings of Sundance.

   The consolidated balance sheets included the following net deferred tax (assets) or net deferred tax liabilities:

                                      September 30, September 30, September 30,
                                          1998          1997          1996
                                      ------------- ------------- -------------
      Real estate inventories........    $  342        $1,723        $(1,378)
      Partnership book to tax
       differences...................       --            --             176
      Accrued expenses...............      (359)         (228)          (266)
      Depreciation of property and
       equipment.....................       (85)          117            164
      Tax carry forward items........    (1,991)       (1,500)           --
      Valuation allowance............     2,093           --             --
                                         ------        ------        -------
                                         $  --         $  112        $(1,304)
                                         ======        ======        =======

   Sundance has entered into a tax indemnification agreement with the Principal Shareholder of Sundance which provides for, among other things, the indemnification of the Principal Shareholder for any losses or liabilities with respect to any additional taxes (including interest, penalties and legal fees) resulting from Sundance's operations during the period in which it was an S Corporation.

                             SUNDANCE HOMES, INC.

Note 8--Minority Interest:

   During 1993, one of Sundance's subsidiaries, acting as general partner with a 75% ownership interest, entered into a limited partnership with a land seller. Under the terms of this limited partnership agreement, Sundance purchased the land from the seller for approximately $1.4 million, payable over the term of the agreement as home sales are closed. This partnership began closing homes in March, 1994.

   The income (loss) from the limited partnership's operations is allocated to the general and limited partner based upon their relative ownership interests. Distributions with respect thereto are paid as outlined in the agreements.

   A reconciliation of the minority interest balance as presented in the Consolidated Balance Sheets is as follows (in thousands):

Minority interest in net assets at September 30, 1995................... $ 266
                                                                         -----
Contributions...........................................................    73
Limited partner's interest in 1996 net income of the partnership........   117
Distributions during 1996...............................................  (345)
                                                                         -----
Minority interest in net assets at September 30, 1996................... $ 111
                                                                         -----
Contributions...........................................................   --
Limited partner's interest in 1997 net loss of the partnership..........  (131)
Distributions during 1997...............................................  (162)
                                                                         -----
Minority interest in net assets at September 30, 1997................... $(182)
                                                                         -----
Contributions...........................................................   --
Limited partner's interest in 1998 net loss of the partnership..........    (3)
                                                                         -----
Minority interest in net assets at September 30, 1998................... $(185)
                                                                         =====

   The balances due from minority interest as of September 30, 1998 and 1997 were reclassified to Prepaid expenses and other assets.

Note 9--Stock Incentive Plan and Directors Options Plan

Stock Incentive Plan

   The Board of Directors and shareholders adopted the Sundance Homes, Inc. Stock Incentive Plan (the "Stock Incentive Plan") effective as of April 7, 1993. The purpose of the Stock Incentive Plan is to enable officers and key employees of Sundance to participate in Sundance's future and to enable Sundance to attract and retain these persons by offering them proprietary interests in Sundance. The Stock Incentive Plan is administered by Sundance's compensation committee and authorizes the issuance of up to 525,000 shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted or deferred stock.

   Prior to the offering in July of 1993, Sundance granted stock options under the Stock Incentive Plan to certain of its employees who were not previously shareholders of Sundance to purchase up to 250,000 shares of common stock in the aggregate for a purchase price per share equal to the initial public offering price. Options granted to these officers will vest 25% per year on the anniversary of the grant date for four years and will expire after 10 years.

                             SUNDANCE HOMES, INC.

Directors Option Plan

   Outside Directors are granted options by Sundance's compensation committee, which is authorized to issue of up to 100,000 shares of common stock. Directors are granted options to acquire 5,000 shares of Common Stock on each of: (1) the date on which a person is elected as a Director, (2) the date of the first annual meeting of shareholders held subsequent to such person's election and, (3) the date of each succeeding annual meeting of shareholders after which the person is still serving as a director (with a limit of options to acquire a total of 25,000 shares to be granted to any Outside Director). All options granted under the Director's Plan are exercisable on the one year anniversary date of the grant and, at a price per share equal to the closing price of the Common Stock as reported on the NASDAQ National Market on the date of the grant or, if the market is closed on such date, the next business day. Options will expire after ten years.

   Option activity for both plans for the three years ended September 30, 1998 is as follows:

                                1998               1997              1996
                          ------------------ ----------------- -----------------
                                    Weighted          Weighted          Weighted
                                    Average           Average           Average
                           Shares   Exercise Shares   Exercise Shares   Exercise
                          --------  -------- -------  -------- -------  --------
Outstanding at beginning
 of year................   400,500   $3.54   250,500   $4.08   146,500   $5.21
  Granted...............   219,000    1.60   187,500    2.67   126,500    2.34
  Exercised.............    (2,125)   1.63       --      --        --      --
  Forfeited.............  (155,625)   3.03   (37,500)   2.83   (22,500)   1.63
                          --------           -------           -------
Outstanding at end of
 year...................   461,750   $2.80   400,500   $3.54   250,000   $4.16
                          ========           =======           =======
Exercisable at end of
 year...................   184,375           147,625            83,750
                          ========           =======           =======
Available for future
 grant at end of year...   163,250           224,500           374,500
                          ========           =======           =======
Weighted average per
 share fair value of
 options granted during
 year...................             $0.77             $1.36             $1.29

   The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                  1998       1997       1996
                                --------   --------   --------
      Risk free interest rate.      5.77%      6.44%      6.37%
      Dividend yield..........         0%         0%         0%
      Expected lives..........   7 years    7 years    7 years
      Expected volatility.....     34.51%     36.87%     37.30%

   The following table summarizes information about stock options at September 30, 1998:

      Options Outstanding                            Range           Range
      -------------------                        --------------  -------------
      Range of Exercise Price...................  $7.250-11.250   $1.125-3.625
      Number Outstanding at September 30, 1998..         43,250        418,500
      Weighted Average Remaining Contractual
       Life.....................................      5.3 years      8.4 years
      Weighted Average Exercise Price...........  $        8.74   $       2.19

      Options Exercisable
      -------------------
      Number Exercisable at September 30, 1998..         43,250        141,125
      Weighted Average Exercise Price...........  $        8.74   $       7.79

                             SUNDANCE HOMES, INC.

   Sundance has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan; accordingly, no compensation costs have been recognized. Had compensation costs for Sundance's Plan been determined based on the fair value at the grant date for the options granted in 1998, 1997, and 1996 in accordance with the method required by Statement of Financial Accounting Standards No. 123, Sundance's net income per share would have been reduced to the pro forma amounts as follows:

                                                       1998     1997     1996
                                                      -------  -------  ------
Net income (loss) available to common shareholders
  As reported (restated--Note 2)..................... $(5,380) $(1,341) $1,612
  Pro forma.......................................... $(5,457) $(1,419) $1,598
Per share net income (loss) available to common
 shareholders
  As reported basic and diluted (restated--Note 2)... $ (0.69) $ (0.17) $ 0.21
  Pro forma basic and diluted........................ $ (0.70) $ (0.18) $ 0.20

 Earnings Per Share

   The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128. As required by this statement the Company has adopted the new standards for computing and presenting earnings per share for 1998, and for all prior period earnings per share data presented. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                              1998         1997         1996
                                           -----------  -----------  ----------
Numerators:
  Net (loss) income--for basic and diluted
   EPS (restated--Note 2)................. $(5,380,000) $(1,341,000) $1,612,000
                                           ===========  ===========  ==========
Denominators:
  Weighted average common shares--for
   basic EPS..............................   7,808,000    7,809,000   7,806,000
  Common shares from options..............      16,879       18,892       3,992
                                           -----------  -----------  ----------
  Weighted average common shares--for
   diluted EPS............................   7,824,879    7,827,892   7,809,992
                                           ===========  ===========  ==========

   In years where net losses are incurred, diluted weighted average common shares are not used in the calculation of diluted EPS as it would have an anti-dilutive effect on EPS. In addition, options to purchase 375,750, 235,000 and 186,000 weighted average shares of common stock during 1998, 1997 and 1996, respectively, were not included in the diluted EPS as the options' exercise prices were greater than the average market price.

Note 10--Employee Benefit Plan:

   Sundance maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code which provides retirement benefits for eligible employees of Sundance and its subsidiaries. Sundance may make annual discretionary contributions to the plan. There were no discretionary contributions during the years ended September 30, 1998, 1997 and 1996.

Note 11--Commitments and Contingencies:

   Sundance is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds or letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with Sundance's pending development activities. In the event any such obligations are drawn upon, Sundance would be obligated to reimburse the issuing surety company or bank. At September 30, 1998, there were approximately $10.6 million in performance or maintenance bonds and approximately $4.1 million of letters of credit outstanding for such purposes. There have been no such draws during the years ended September 30, 1998 and 1997.

                             SUNDANCE HOMES, INC.

   Sundance currently leases 15,500 square feet of office space in Schaumburg, Illinois where its Suburban Properties Division is located. Sundance also leases approximately 3,000 square feet of office space in Chicago, Illinois, where the Chicago Urban Properties Division is located. Certain equipment is also currently leased under non-cancelable operating leases. Rent expense under such leases aggregated $480,000, $436,000 and $380,000 during the years ended September 30, 1998, 1997 and 1996, respectively. As discussed in Note 3 to the financial statements, Sundance sold certain model homes to an unrelated third party and is leasing them back from the buyer. Rent expense under the sale leaseback agreement was $153,000 during the year ended September 30, 1998.

   Additionally, Sundance is involved in various routine legal proceedings which Sundance believes to be incidental to the conduct of its business. Specifically, In November, 1994, a lawsuit was brought against Sundance and certain directors and employees of Sundance by the Board of Managers of Parkside on the Green Condominium Association. The complaint seeks damages against Sundance for alleged construction defects in the approximate amount of $4.8 million, together with punitive damages against the named individuals for alleged breach of fiduciary duty. Sundance has assumed the defense of this lawsuit on behalf of the individual defendants. The lawsuit is in the discovery process and various inspections of the project are underway. Sundance is defending the lawsuit vigorously. Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of Sundance.

Note 12--Quarterly Results of Operation (unaudited):

   The following table reflects the results of operations for Sundance during the four quarters of 1998 and 1997. Certain of the quarterly information has been restated, as described below (dollars in thousands, except unit and per share data):

                                                      Quarter Ended
                                             -----------------------------------
                                             12/31/97  3/31/98  6/30/98  9/30/98
                                             --------  -------  -------  -------
Fiscal 1998
Number of home sales closed................      107       137      186      222
Total sales, as reported...................  $19,633   $25,244  $42,117      n/a
  Parking unit sales (1)...................     (213)     (185)    (148)     n/a
                                             -------   -------  -------  -------
Total sales, as restated...................  $19,420   $25,059  $41,969  $45,108
                                             =======   =======  =======  =======
Gross profit, as reported..................  $ 2,563   $ 2,450  $ 4,578      n/a
  Parking unit sales (1)...................      (81)      (77)     (51)     n/a
  Change in construction costs (2).........   (1,038)     (620)    (616)     n/a
                                             -------   -------  -------  -------
Gross profit, as restated..................  $ 1,444   $ 1,753  $ 3,911  $ 4,314
                                             =======   =======  =======  =======
Income (loss) before minority interest and
 provision for income taxes, as reported...  $  (221)  $(1,144) $ 1,026      n/a
  Parking unit sales (1)...................      (81)      (77)     (51)     n/a
  Change in construction costs (2).........   (1,038)     (620)    (616)     n/a
                                             -------   -------  -------  -------
Income (loss) before minority interest and
 provision for income taxes, as restated...  $(1,340)  $(1,841) $   359  $(2,655)
                                             =======   =======  =======  =======
Net income (loss), as restated.............  $  (804)  $(1,105) $   215  $(3,686)
                                             =======   =======  =======  =======
Net income (loss) per share, as reported
 (basic and diluted).......................  $ (0.02)  $ (0.07) $  0.08      n/a
Income (loss) per share, as restated (basic
 and diluted)..............................  $ (0.10)  $ (0.14) $  0.03  $ (0.47)

--------
(1) Reversal of parking unit closings because the transfer of legal title was incomplete.
(2) To reflect changes in construction costs that were not recognized on a timely basis.

                              SUNDANCE HOMES, INC.

                                                      Quarter Ended
                                             -----------------------------------
                                             12/31/96  3/31/97  6/30/97  9/30/97
                                             --------  -------  -------  -------
Fiscal 1997+
Number of home sales closed.................     131        91      140      274
Sales....................................... $22,712   $15,131  $23,739  $47,161
                                             =======   =======  =======  =======
Gross profit as reported.................... $ 1,837   $   695  $ 2,876  $ 7,460
Effect of currently expensing deferred
 project start-up costs in the period
 incurred (Note 2)..........................    (290)     (842)    (707)     187
                                             -------   -------  -------  -------
Gross profit (loss), as restated............ $ 1,547   $  (147) $ 2,169  $ 7,647
                                             =======   =======  =======  =======
Income (loss) before minority interest and
 provision (benefit) for income taxes as
 reported................................... $  (943)  $(2,664)      33  $ 2,859
Effect of currently expensing deferred
 project start-up costs in the period
 incurred (Note 2)..........................    (290)     (842)    (707)     187
                                             -------   -------  -------  -------
Income (loss) before minority interest and
 provision (benefit) for income taxes, as
 restated................................... $(1,233)  $(3,506) $  (674) $ 3,046
                                             =======   =======  =======  =======
Net income (loss) as reported .............. $  (575)  $(1,604) $    22  $ 1,807
Effect of currently expensing deferred
 project start-up costs in the period
 incurred (Note 2)..........................    (174)     (505)    (424)     112
                                             -------   -------  -------  -------
Net income (loss), as restated.............. $  (749)  $(2,109) $  (402) $ 1,919
                                             =======   =======  =======  =======
Net income (loss) per share (basic and
 diluted) as reported....................... $ (0.07)  $ (0.21) $ (0.00) $  0.23
Effect of currently expensing deferred
 project start-up costs in the period
 incurred (Note 2)..........................   (0.02)    (0.06)   (0.05)    0.01
                                             -------   -------  -------  -------
Net income (loss) per share (basic and
 diluted), as restated...................... $ (0.09)  $ (0.27) $ (0.05) $  0.24
                                             =======   =======  =======  =======

--------
   +Quarterly Results of Operations have been reclassified to conform to the 1998 financial presentation.