Form 10-Q/A
period 1998-12-31
SUNDANCE HOMES INC
filed 1999-06-17
CIK 900616

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

                         QUARTERLY REPORT ON FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION

This amendment to this Form 10-Q is being filed to reflect the Company's determination to expense in the period incurred certain deferred project start-up costs which the Company had previously capitalized.

The Financial Statements were previously adjusted to reflect an increase of $451,000 in the reserve against the Company's net deferred income tax asset. Additionally, $365,000 in Work in Process inventories as presented in Note 3 to the Financial Statements, have been reallocated to correct the presentation in the original filing.

Item 1. Financial Statements

                             SUNDANCE HOMES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)


                                               December 31,       September 30,
                                                   1998               1998
                                               (as restated)
                                               -------------      -------------
ASSETS
------

Cash and cash equivalents                      $       1,339      $       1,947
Real estate inventories                              109,114            102,088
Prepaid expenses and other assets                      2,521              2,227
Property and equipment, net                            4,655              4,988
                                               -------------      -------------

    Total assets                               $     117,629      $     111,250
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

                             SUNDANCE HOMES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                  (unaudited)


                                                               Three months ended
                                                                  December 31,
                                                      -------------------------------------
                                                           1998                  1997
                                                                            (as restated)
                                                      -----------------------------------
Residential sales                                          $22,801                $19,420
Land and building sales                                      1,300                      -
                                                       ------------             ----------
Total sales                                                 24,101                 19,420

Cost of residential sales                                   21,141                 17,976
Cost of land and building sales                                622                      -
                                                       ------------           ------------
Total cost of sales                                         21,763                 17,976
                                                       ------------           ------------
Gross profit                                                 2,338                  1,444

Selling expenses                                             2,356                  1,660
General and administrative expenses                          1,109                  1,124
                                                      -------------             ----------
Income (loss) before provision (benefit) for income
 taxes                                                      (1,127)                (1,340)
Provision (benefit) for income taxes                             -                   (536)
                                                      -------------            -----------

Net income (loss)                                          $(1,127)                 $(804)
                                                       ============            ===========
Net income (loss) per share                                 $(0.14)                $(0.10)
                                                       ============            ===========
Weighted average number of shares outstanding                7,813                  7,807
                                                       ============            ===========


  The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                         Three months ended
                                                                            December 31,
                                                                   ------------------------------
                                                                       1998             1997
                                                                                    (as restated)
                                                                   -------------    -------------
Operating activities:
    Net loss                                                         $ (1,127)         $   (804)
    Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                                     422               334
        Deferred income taxes                                               -              (552)
        Minority interest                                                   -                (4)
        Changes in operating assets and liabilities:
           Real estate inventories                                     (7,026)          (10,237)
           Prepaid expenses and other assets                             (294)             (745)
           Income taxes receivable                                          -               405
           Accounts payable and accrued construction liabilities       (4,959)           (4,156)
           Other accrued expenses                                        (261)              315
           Customer deposits                                             (173)              (22)
                                                                     --------          --------
Net cash used in operating activities                                 (13,418)          (15,466)
                                                                     --------          --------

Net cash used in investing activities
    Property and equipment, net                                           (89)             (350)
                                                                     --------          --------
Financing activities:
    Borrowings under notes payable                                     34,217            32,099
    Repayments of notes payable                                       (21,328)          (17,130)
    Proceeds from employee stock purchase plan                             10                 -
                                                                     --------          --------
Net cash provided by financing activities                              12,899            14,969
                                                                     --------          --------
Net decrease in cash and cash equivalents                                (608)             (847)

Cash and cash equivalents:
    Beginning of period                                                 1,947             4,615
                                                                     --------          --------
    End of period                                                    $  1,339          $  3,768
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


NOTE 2 - RESTATEMENT
--------------------

Prior to October 1, 1997, the Company capitalized certain costs incurred prior to the sale of the initial residence in each development as deferred project start-up costs on the basis that such costs were required to commence sales. On October 1, 1997, as part of the adoption of Statement of Position (SoP) 98-5, Reporting on the Cost of Start-Up Activities and Organization Costs, the Company wrote off these costs as deferred project start-up costs. However, upon subsequent review the Company determined to expense such costs in the period incurred and the quarterly financial statements for the three months ended December 31, 1997 have been revised accordingly.

The effect of this revised reporting is as follows:

                                                              Three Months Ended
                                                              December 31, 1997
                                                              ------------------
Net income (loss) reported..................................       $(3,038)
Effect of currently expensing deferred project start-up
 costs in the period incurred...............................         2,234
                                                                   -------
Net income (loss) as restated...............................       $  (804)
                                                                   =======
Per share amounts:
    Earnings (loss) per share--basic and diluted:
      Net income (loss) as reported.........................       $ (0.39)
      Effect of currently expensing deferred project
       start-up costs in the period incurred................          0.29
                                                                   -------
Net income (loss) per share--basic and diluted as restated..       $ (0.10)
                                                                   =======

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

                                                                               Three Months Ended
                                                                 --------------------------------------------
                                                                 December 31, 1998          December 31, 1997
                                                                 -----------------          -----------------
Residential sales                                                        94.6%                     100.0%
Land and building sales                                                   5.4                          -
                                                                 -----------------          -----------------
Total sales                                                             100.0%                     100.0%
                                                                 -----------------          -----------------
Cost of residential sales                                                87.7                       92.6
Cost of land and building sales                                           2.6                          -
                                                                 -----------------          -----------------
Gross profit                                                              9.7                        7.4
                                                                 -----------------          -----------------
Selling expenses                                                          9.8                        8.5
General and administrative expenses                                       4.6                        5.8
                                                                 -----------------          -----------------
Income (loss) before provision (benefit) for income taxes                (4.7)                      (6.9)
                                                                 -----------------          -----------------
Provision (benefit) for income taxes                                        -                       (2.8)
                                                                 -----------------          -----------------
Net income (loss)                                                        (4.7)%                     (4.1)%
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

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit No. 27.1-Financial Data Schedule
          (b) None

                                SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized


SUNDANCE HOMES, INC.



By:    /S/  Joseph R. Atkin                 Date: June 17, 1999
   --------------------------------
   Joseph R. Atkin,  Vice President
   and Chief Financial Officer