Form 10-Q/A
period 1999-03-31
SUNDANCE HOMES INC
filed 1999-06-17
CIK 900616

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

PART I FINANCIAL INFORMATION

     This amendment to this Form 10-Q is being filed to reflect the Company's determination to expense in the period incurred certain deferred project start-up costs which the Company had previously capitalized.

Item 1.  Financial Statements

                              SUNDANCE HOMES, INC.

                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1999 AND SEPTEMBER 30, 1998
                       (in thousands, except share data)

                                                       March 31,  September 30,
                       ASSETS                            1999         1998
                       ------                         ----------- -------------
                                                      (unaudited)
Cash and cash equivalents............................  $  2,131     $  1,947
Real estate inventories..............................    39,578      102,088
Assets held for sale, net of reserve.................    58,392          --
Prepaid expenses and other assets....................     2,099        2,227
Property and equipment, net..........................     1,866        4,988
                                                       --------     --------
    Total assets.....................................  $104,066     $111,250
                                                       ========     ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Accounts payable and accrued construction
 liabilities.........................................    16,705     $ 23,026
Other accrued expenses...............................     2,679        2,386
Customer deposits....................................     3,115        3,464
Notes payable........................................    64,787       55,249
Notes payable to Principal Shareholder...............     2,500        2,500
Subordinated notes payable to Principal Shareholder..     4,498        4,193
                                                       --------     --------
    Total liabilities................................    94,284       90,818
                                                       --------     --------
Minority interest....................................       --           --
                                                       --------     --------
Commitments and contingencies........................       --           --
                                                       --------     --------
Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued or outstanding............
  Common stock, $0.01 par value, 20,000,000 shares
   authorized, 7,816,866 shares issued and
   outstanding.......................................        78           78
  Additional paid-in capital.........................    26,994       26,980
  Retained earnings (deficit)........................   (17,298)      (6,626)
                                                       --------     --------
    Total shareholders' equity.......................     9,782       20,432
                                                       --------     --------
    Total liabilities and shareholders' equity.......  $104,066     $111,250
                                                       ========     ========


   The accompanying notes are an integral part of these financial statements.

                              SUNDANCE HOMES, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS FOR
             THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                     (in thousands, except per share data)
                                  (unaudited)

                                           Three months      Six months ended
                                          ended March 31,        March 31,
                                          ----------------  --------------------
                                                                         1998
                                           1999     1998      1999    (restated)
                                          -------  -------  --------  ----------
Residential sales.......................  $33,444  $25,059  $ 56,245   $44,480
Land and building sales.................      --       --      1,300       --
                                          -------  -------  --------   -------
Total sales.............................   33,444   25,059    57,545    44,480

Cost of residential sales...............   32,458   23,306    53,599    41,283
Cost of land and building sales.........      --       --        622       --
                                          -------  -------  --------   -------
Total cost of sales.....................   32,458   23,306    54,221    41,283
                                          -------  -------  --------   -------
Gross profit............................      986    1,753     3,324     3,197

Reduction in carrying value of assets
 held for sale..........................    6,362      --      6,362       --

Selling expenses........................    2,965    2,387     5,321     4,047
General and administrative expenses.....    1,195    1,206     2,305     2,330
                                          -------  -------  --------   -------
Income (loss) before provision (benefit)
 for income taxes.......................   (9,536)  (1,840)  (10,664)   (3,180)
Provision (benefit) for income taxes....      --      (735)      --     (1,271)
                                          -------  -------  --------   -------
Net income (loss).......................  $(9,536) $(1,105) $(10,664)  $(1,909)
                                          =======  =======  ========   =======
Net income (loss) per share (basic and
 diluted)...............................  $ (1.22) $ (0.14) $  (1.36)  $ (0.24)
                                          =======  =======  ========   =======
Weighted average number of shares
 outstanding............................    7,816    7,808     7,816     7,808
                                          =======  =======  ========   =======



   The accompanying notes are an integral part of these financial statements.

                              SUNDANCE HOMES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (in thousands)
                                  (unaudited)

                                                            Six months ended
                                                                March 31,
                                                           --------------------
                                                                        1998
                                                             1999    (restated)
                                                           --------  ----------
Operating activities:
  Net loss................................................ $(10,664)  $ (1,909)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
    Depreciation and amortization.........................      861        725
    Deferred income taxes.................................      --      (1,287)
    Reduction in carrying value of assets.................    6,362        --
    Minority interest.....................................      --         (10)
    Changes in operating assets and liabilities:
      Real estate inventories.............................    1,447    (16,751)
      Prepaid expenses and other assets...................     (551)      (299)
      Income taxes receivable.............................      --         565
      Accounts payable and accrued construction
       liabilities........................................   (6,321)    (2,609)
      Other accrued expenses..............................     (257)       386
      Customer deposits...................................     (349)       539
                                                           --------   --------
Net cash provided by (used for) operating activities......   (9,472)   (20,650)
                                                           --------   --------
Net cash used in investing activities: Property and
 equipment, net...........................................     (201)    (1,198)
                                                           --------   --------
Financing activities:
  Borrowings under notes payable..........................   60,871     62,884
  Repayments of notes payable.............................  (51,333)   (41,396)
  Borrowings under notes payable to Principal Shareholder.      305        --
  Proceeds from stock options exercised...................       14          1
                                                           --------   --------
Net cash provided by (used for) financing activities......    9,857     21,489
                                                           --------   --------
Net increase (decrease) in cash and cash equivalents......      184       (359)
Cash and cash equivalents:
  Beginning of period.....................................    1,947      4,615
                                                           --------   --------
  End of period........................................... $  2,131   $  4,256
                                                           ========   ========


   The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Principles of Consolidation

   The accompanying interim consolidated financial statements include the accounts of Sundance Homes, Inc. and its subsidiaries ("Sundance"). These financial statements are unaudited, but in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition and results of operations of Sundance.

   The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1998 included in Sundance's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on January 13, 1999.

   The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

Note 2--Assets Held for Sale and Reserve for Reduction in Carrying Value.

   During the quarter ended March 31, 1999, Sundance recorded a $6.4 million reserve to reflect the reduction in carrying value of certain assets. The provision is related to the pending sale of Sundance's Suburban Assets to Centex Homes, Inc. See Note 7--Notes Payable. The reduction in carrying value totaled approximately $6.4 million and has been recorded as a charge to income under the caption "Reduction in carrying value of assets held for sale' in the Consolidated Statements of Operations. The charge includes the reduction in carrying value of real estate inventory held for sale and transaction costs.

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

Note 3--Restatement

   Prior to October 1, 1997, the Company capitalized certain costs incurred prior to the sale of the initial residence in each development as deferred project start-up costs on the basis that such costs were required to commence sales. On October 1, 1997, as part of the adoption of Statement of Position
(SoP) 98-5, Reporting on the Cost of Start-Up Activities and Organization Costs, the Company wrote off these costs as deferred project start-up costs. However, upon subsequent review the Company determined to expense such costs in the period incurred and the quarterly financial statements for the six months ended March 31, 1998 have been revised accordingly.

   The effect of this revised reporting is as follows:

                                                               Six Months Ended
                                                                March 31, 1998
                                                               ----------------
      Net income (loss) reported..............................     $(4,143)
      Effect of currently expensing deferred project start-up
       costs in the period incurred...........................       2,234
                                                                   -------
      Net income (loss) as restated...........................     $(1,909)
                                                                   =======
      Per share amounts:
        Earnings (loss) per share--basic and diluted:
          Net income (loss) as reported.......................     $ (0.53)
          Effect of currently expensing deferred project
           start-up costs in the period incurred..............        0.29
                                                                   -------
      Net income (loss) per share--basic and diluted as
       restated...............................................     $ (0.24)
                                                                   =======

                              SUNDANCE HOMES, INC.

Note 4--Real Estate Inventories

   Real estate inventories are summarized as follows (in thousands):

                                                          March    September 30,
                                                         31, 1999      1998
                                                         --------  -------------
      Work-in-process:
        Land and land development....................... $ 35,783    $ 46,852
        Suburban inventory..............................   11,144      14,096
        Urban construction inventory....................   42,304      34,814
      Completed homes:
        Models..........................................    1,587       2,292
        Speculative homes...............................    9,823       4,034
                                                         --------    --------
                                                         $100,641    $102,088
                                                         --------    --------
      Assets held for sale..............................  (61,063)        --
                                                         --------    --------
                                                         $ 39,578    $102,088
                                                         ========    ========

   Model homes are constructed to help market a development and include allocations of land and development and other allocable costs. Speculative homes represent non-model homes which are substantially complete and are not subject to a sales contract.

Note 5--Property And Equipment

   Property and equipment are summarized as follows (in thousands):

                                                         March 31, September 30,
                                                           1999        1998
                                                         --------- -------------
      Model home upgrades and furnishings...............  $ 8,359     $ 8,047
      Equipment and furniture...........................    3,032       3,028
      Vehicles..........................................      177         270
      Leasehold improvements............................      456         476
                                                          -------     -------
                                                           12,024      11,821
      Accumulated depreciation..........................   (7,696)     (6,833)
      Assets held for sale..............................   (2,462)        --
                                                          -------     -------
                                                          $ 1,866     $ 4,988
                                                          =======     =======

Note 6--Income taxes

   The provision for income taxes for the three and six months ended March 31, 1998 and 1999 reflects management's estimate of Sundance's effective tax rate of approximately 40%.

   During the fiscal year ended September 30, 1998, Sundance's net deferred tax asset was reserved through the establishment of a tax valuation allowance. During the three and six months ended March 31, 1999, an additional valuation allowance of $3.8 million and $4.3 million, respectively, was recorded upon consideration of the recent operating results and related uncertainty associated with realization of the tax benefit of the net operating loss carryforward, which is ultimately dependent upon the generation of future earnings by Sundance.

                             SUNDANCE HOMES, INC.

Note 7--Notes Payable

   Notes and mortgages payable are summarized as follows (in thousands):

                                                         March 31, September 30,
                                                           1999        1998
                                                         --------- -------------
      Revolving line of credit..........................  $63,810     $53,682
      Notes payable to land sellers.....................      977       1,567
                                                          -------     -------
                                                          $64,787     $55,249
                                                          =======     =======

   On April 30, 1998, Sundance entered into a new $80 million Revolving Credit Loan Agreement (the "Loan Agreement") with LaSalle National Bank, American National Bank and Trust Company of Chicago and BankBoston, NA (collectively, "the Lenders"), which replaced Sundance's previous credit loan agreement which had provided for a $60 million line of credit. The three banks participate in the $80 million facility as follows: LaSalle National Bank, $35 million; American National Bank and Trust Company of Chicago, $25 million; and BankBoston, NA $20 million. The borrowings are secured by the real estate assets of Sundance with certain exceptions and are subject to certain customary fees. Available borrowings under the Loan Agreement are reduced by the amount of letters of credit outstanding.

   The Loan Agreement includes certain customary representations and covenants, including restrictions on Sundance's ability to pay dividends and maintenance of certain financial ratios. As of September 30, 1998, Sundance had violated certain covenants, specifically those related to net worth and net income. On December 1, 1998, Sundance's Lenders declared a "default" under the Loan Agreement and the outstanding balance of the loan was due and payable, subject to the satisfactory modification of the Loan Agreement.

   On January 14, 1999, Sundance and its Lenders entered into a Forbearance and Loan Modification Agreement (the "Forbearance Agreement") effective as of December 15, 1998. The covenants and limitations in the Forbearance Agreement waive the existing defaults and require Sundance to liquidate assets through an orderly process using all proceeds to reduce outstanding bank debt. The Forbearance Agreement set certain specific limitations on any new acquisitions by Sundance and also absolved the Lenders of their commitment and obligation to fund the project known as Plaza 32 in Chicago, Illinois. Furthermore, the Forbearance Agreement increased the interest rate from prime plus .75% to prime plus 3.0% which is significantly higher than the historical rates at which Sundance has been able to raise capital. Finally, the Forbearance Agreement imposed certain financial penalties if certain revised covenants are not met in the future and changed the maturity date to January 3, 2000.

   The overall combined effect of these limitations will, during the period of time in which the Forbearance Agreement is in effect, (1) prevent Sundance from any future expansion; (2) limit liquidity as all proceeds resulting from the sale of assets are required to be used to reduce bank debt; (3) cause Sundance to incur higher interest expenses; and (4) cause Sundance's results of operation to be impacted negatively. As of March 31, 1999 Sundance had violated certain covenants of the Forbearance Agreement including those related to net worth, net income, reduction in the outstanding loan amount, maximum principal balance of loan and the failure to repay loans related to Sundance's Plaza 32 project. Sundance, in order to address its liquidity issues, entered into a Sales and Purchase Agreement with Centex Homes on April 2, 1999, as amended, which provides for the sale of substantially all of the assets of its suburban housing operations. The Company estimates, if the proposed transaction with Centex Homes is consummated on or before July 15, 1999, that it will receive, net of prorations, expenses and holdbacks, approximately $50 million in cash for the proposed sale of the assets. Sundance intends to use the proceeds from the sale, net of the amount necessary to pay its subcontractors for the work in progress which will have been completed and invoiced as of the closing date of the transaction on those homes which are to be sold to Centex Homes (estimated to be between $5 million and $10 million), to repay a substantial portion of its outstanding indebtedness under the revolving credit loan agreement.

                             SUNDANCE HOMES, INC.

   Concurrent with the closing of the Centex transaction, Sundance plans to restructure all of its remaining bank debt. Certain of Sundance's subsidiaries signed a commitment letter with a bank on June 10, 1999. The letter provides for a revolving credit facility with principal not to exceed $25.5 million at any one time. The new credit facility may be drawn on up to an aggregate principal amount of $60,065,000. The proceeds of the new credit facility will be used to pay the remaining outstanding balance under the existing Revolving Credit Loan Agreement following the application of the proceeds of the proposed sale and to fund a portion of the construction costs on four of its projects in the Chicago urban area. Sundance will guaranty all obligations under the new credit facility. The borrowings under the new credit facility will be secured by the assets of each of the four projects. The commitment letter is subject to several conditions, including the consummation of the proposed transaction, and no assurance can be given that Sundance will be able to meet those conditions. Sundance believes such credit facility will provide sufficient liquidity for its Chicago urban operations for the foreseeable future. Sundance is currently in negotiations with several banks regarding an additional credit facility. Such credit facility is contemplated to be secured by certain of Sundance's remaining suburban and urban inventory of raw land, developed lots and completed spec homes.

   The anticipated payoff of Sundance's existing bank debt which is contemplated to occur simultaneously with the closing of the proposed transaction and the anticipated refinancing would relieve Sundance of the limitations placed on it in the Forbearance Agreement which relate to its future operations. No assurances can be given that Sundance will be able to restructure the existing debt and thereby be relieved of the limitations of the Forbearance Agreement.

   Notes payable to land sellers are non-interest bearing and are repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

Note 8--Subordinated Notes and Notes Payable to Principal Shareholder

   Sundance entered into certain financing agreements with the Principal Shareholder as described below:

 Secured Note Payable

   On May 1, 1998, Erie Center Lofts, Inc., a wholly owned subsidiary of Sundance, entered into a $2.5 million Secured Subordinated Promissory Note with a maturity date of June 30, 1999, and an interest rate of 20% with Maurice Sanderman, Sundance's Chairman and principal shareholder. Currently and at March 31, 1999 there was $2.5 million in principal outstanding under the note. The note is secured by a junior mortgage on the property commonly known as Erie Tower located at 421 West Erie Street in Chicago, Illinois. Principal payments under this note may only be paid out of net sales proceeds from the sale of units within Erie Tower only after all advances made under the New Loan Agreement related to the Erie Tower project have been repaid.

 Unsecured Notes Payable

   As part of the public offering and recapitalization of Sundance on July 9, 1993, Sundance issued promissory notes to the Mr. Sanderman which in the aggregate equaled $4,193,000. The notes are subordinate to Sundance's bank indebtedness, bear interest at 7 1/2% per annum, compounded daily, and originally matured in two equal annual installments on the first and second anniversaries of the offering. The maturity date of the notes is February 1, 2000. Currently and at March 31, 1999 there was a $4,193,000 principal balance under the notes. Payment of the outstanding principal balances is subject to certain restrictions under the Loan Agreement

   On February 10, 1999, April 27, 1999, and May 12, 1999, Sundance borrowed $305,263, $155,000, and $254,000, respectively, on an unsecured basis from Mr. Sanderman. The unsecured demand notes bear interest

                              SUNDANCE HOMES, INC.

at a rate of prime plus 3%. These funds were used to pay general contracting services related to the construction of certain improvements on real estate located at 3232 North Halsted, Chicago, Illinois known as Plaza 32, since payment by Sundance was not permitted under the Forbearance Agreement.

   On April 29, 1999, Sundance borrowed $710,915 on an unsecured basis from Mr. Sanderman. The unsecured demand note bears interest at a rate of prime plus 3%. These funds were used to acquire the property located at 313-15 South Des Plaines, Chicago, Illinois which is a part of the project called Capitol Hill. Acquisition by Sundance of this property was not allowed under the Forbearance Agreement.

Note 9--Contingencies

   Sundance is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds of letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with Sundance's pending development activities. In the event any such obligations are drawn upon, Sundance would be obligated to reimburse the issuing surety company or bank. At March 31, 1999, there were approximately $5.9 million in performance or maintenance bonds and approximately $3.8 million of letters of credit outstanding for such purposes. There have been no such draws during the quarters ended March 31, 1999 or March 31 1998.

   Sundance currently leases 15,500 square feet of office space in Schaumburg, Illinois where its Suburban Properties Division and Corporate offices are located. Sundance also leases approximately 3,000 square feet of office space in Chicago, Illinois, where the Chicago Urban Properties Division is located. Certain equipment is also currently leased under non-cancelable operating leases. Sundance also leases certain model homes from an independent third party under a sale-leaseback agreement.

   Additionally, Sundance is involved in various routine legal proceedings, which Sundance believes to be incidental to the conduct of its business. Specifically, in November, 1994, a lawsuit was brought against Sundance and certain directors and employees of Sundance by the Board of Managers of Parkside on the Green Condominium Association. The complaint seeks damages against Sundance for alleged construction defects in the approximate amount of $4.8 million, together with punitive damages against the named individuals for alleged breach of fiduciary duty. Sundance has assumed the defense of this lawsuit on behalf of the individual defendants. The lawsuit is in the discovery process and various inspections of the project are underway. Sundance is defending the lawsuit vigorously. Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of Sundance.

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

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated interim financial statements of the Company and the notes thereto contained herein, as well as the Company's Annual Report on Form 10-K for the year ended September 30, 1998, as filed with the Securities and Exchange Commission on January 13, 1999 and amended on June 17, 1999.

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

                                                                                 Three months ended             Six months ended
                                                                                      March 31,                    March 31,
                                                                                 --------------------          ------------------
                                                                                  1999          1998             1999       1998
                                                                                 ------        ------           ------     ------
Residential sales                                                                100.0%        100.0%            97.7%     100.0%
Land sales                                                                          - %           - %             2.3%        - %

Total sales                                                                      100.0%        100.0%           100.0%     100.0%

Cost of residential sales                                                         97.1%         93.0%            93.1%      92.8%
Cost of land sales                                                                  - %           - %             1.1%        - %
                                                                                 ------        ------           ------     ------
Total cost of sales                                                               97.1%         93.0%            94.2%      92.8%
                                                                                 ------        ------           ------     ------
Gross profit                                                                       2.9%          7.0%             5.8%       7.2%

Reduction in carrying-value of assets held for sale                               19.0%           - %            11.1%        - %

Selling expenses                                                                   8.9%          9.5%             9.2%       9.1%
General and administrative expenses                                                3.6%          4.8%             4.0%       5.2%
                                                                                 ------        ------           ------     ------
Income (loss) before provision (benefit) for income taxes                        (28.5)%        (7.3)%          (18.5)%     (7.1)%

Provision (benefit) for income taxes                                                -  %        (2.9)%             -  %     (2.9)%
                                                                                 ------        ------           ------     ------
Net income (loss)                                                                (28.5)%        (4.4)%          (18.5)%     (4.3)%
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


          (a)  Exhibit No. 27.1 -      Financial Data Schedule

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