Form 10-Q
period 1999-06-30
SUNDANCE HOMES INC
filed 1999-08-23
CIK 900616

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                 For the Quarterly Period Ended: June 30, 1999

                      Commission File Number:     0-21900
                                             -----------------


                             SUNDANCE HOMES, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

         Illinois                                               36-3111764
------------------------------                      ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                                   Number)


                 70 East Lake Street, Chicago, Illinois 60601
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code: (312) 782-7100


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                    Yes   X         No
                        -----          -----

Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                    Yes   X         No
                        ------         -----

At August 20, 1999, there were 7,824,113 shares outstanding of the registrant's Common Stock ($0.01 par value).

                             SUNDANCE HOMES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                            Page
                                                                             No.
                                                                           -----
PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets  -
                June 30, 1999 (unaudited) and September 30, 1998............  1

              Consolidated Statements of Operations (unaudited) -
                three and nine months ended June 30, 1999 and 1998..........  2

              Consolidated Statements of Cash Flows (unaudited) -
                nine months ended June 30, 1999 and 1998....................  3

     Notes to Consolidated Financial Statements...........................  4-8

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................  8-13

PART II       OTHER INFORMATION

     Item 1.  Legal Proceedings............................................  14

     Item 5.  Other Information............................................  14

     Item 6.  Exhibits and Reports on Form 8-K.............................  14

SIGNATURE PAGE.............................................................  15

EXHIBIT INDEX..............................................................  16

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                             SUNDANCE HOMES, INC.
                          CONSOLIDATED BALANCE SHEETS
                  AS OF JUNE 30, 1999 AND SEPTEMBER 30, 1998
                       (in thousands, except share data)


                                                          June 30,    September 30, 1998
                                                            1999
                                                         -----------  ------------------
                                                         (unaudited)     (as restated)
ASSETS

Cash and cash equivalents                                  $  1,019             $  1,947

Real estate inventories                                      38,218              102,088

Assets held for sale, net of reserve                         52,476                   --

Prepaid expenses and other assets                             1,869                2,227

Property and equipment, net                                   1,225                4,988
                                                           --------             --------
     Total assets                                          $ 94,807             $111,250
                                                           ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities      $ 15,562             $ 23,026

Other accrued expenses                                        3,471                2,386

Customer deposits                                             2,888                3,464

Notes payable                                                57,554               55,249

Notes payable to Principal Shareholder                        3,925                2,500

Subordinated notes payable to Principal Shareholder           4,193                4,193
                                                           --------             --------

     Total liabilities                                       87,593               90,818
                                                           --------             --------

Minority interest                                                --                   --
                                                           --------             ---------

Commitments and contingencies                                    --                   --
                                                           --------             ---------

Shareholders' equity:

     Preferred stock, $0.01 par value, 1,000,000 shares          --                   --
     authorized, none issued or outstanding

     Common stock, $0.01 par value, 20,000,000 shares            78                   78
     authorized, 7,824,113 shares issued and outstanding

     Additional paid-in capital                              26,994               26,980

     Retained earnings (deficit)                            (19,858)              (6,626)
                                                           ---------            ---------

     Total shareholders equity                                7,214               20,432
                                                           --------             --------
     Total liabilities and shareholders' equity            $ 94,807             $ 11,250
                                                           ========             ========

  The accompanying notes are an integral part of these financial statements.

                             SUNDANCE HOMES, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS FOR
            THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (unaudited)
                       (in thousands, except share data)

                                                   Three months ended              Nine months ended
                                                        June 30,                        June 30,
                                              ----------------------------   ------------------------------
                                                  1999           1998            1999             1998
                                              -------------  -------------   -------------    -------------
                                                             (as restated)                    (as restated)
Residential sales                                   $26,748        $35,019       $  82,993        $ 79,498

Land and building sales                                   -          6,950           1,300           6,950
                                                    -------        -------       ---------        --------
Total sales                                          26,748         41,969          84,293          86,448

Cost of residential sales                            24,688         32,160          78,288          73,442

Cost of land and building sales                           -          5,898             622           5,898
                                                    -------        -------       ---------        --------

Total cost of sales                                  24,688         38,058          78,910          79,340
                                                    -------        -------       ---------        --------

Gross profit                                          2,060          3,911           5,383           7,108

Reduction in carrying value of assets held for
    sale                                                472              -           6,834               -

Selling expenses                                      2,074          2,575           7,395           6,622

General and administrative expenses                   2,082            977           4,386           3,307
                                                    -------        -------       ---------        --------

Income (loss) before provision (benefit)
   for income taxes                                  (2,568)           359         (13,232)         (2,821)

Provision (benefit) for income taxes                      -            144               -          (1,127)
                                                    -------        -------       ---------        --------

Net income (loss)                                   $(2,568)       $   215       $ (13,232)       $ (1,694)
                                                    -------        -------       ---------        --------
Net income (loss) per share                          $(0.33)       $  0.03       $   (1.69)       $  (0.22)
                                                    -------        -------       ---------        --------

Weighted average number of shares
   outstanding                                        7,820          7,808           7,818           7,808
                                                    =======        =======       =========        ========

  The accompanying notes are an integral part of these financial statements.

                              SUNDANCE HOMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (unaudited)
                                 (in thousands)

                                                             Nine months ended June 30,
                                                           ---------------------------
                                                                1999          1998
                                                           ------------- -------------
Operating activities:                                                    (as restated)
Net loss                                                      $(13,232)       $ (3,928)

   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                              1,289           1,555
      Deferred income taxes                                                      1,090
      Reduction in carrying value of assets                      6,834              --
      Minority interest                                             --             (10)
      Changes in operating assets and liabilities:
         Real estate inventories                                 8,168         (25,621)
         Prepaid expenses and other assets                         (20)         (1,137)
         Income tax receivables                                     --             565
         Accounts payable and accrued construction              (7,464)        (10,456)
            liabilities
         Other accrued expenses                                    596              74
         Customer deposits                                        (576)          1,006
                                                           ------------- -------------
Net cash provided by (used for) operating activities            (4,405)        (36,862)
                                                           ------------- -------------
Investing activities:
      Property and equipment, net                                 (267)         (2,306)
                                                           ------------- -------------
Net cash provided by (used for) investing activities              (267)         (2,306)
                                                           ------------- -------------

Financing activities:
      Borrowings under notes payable                            76,699         113,998
      Repayments of notes payable                              (74,394)        (79,849)
      Borrowings under notes payable to Principal                1,425           5,479
         Shareholder
      Repayments of notes payable to Principal Shareholder          --          (2,979)
      Proceeds of stock options exercised                           14               3
                                                           ------------- -------------
Net cash provided by (used for) financing activities             3,744          36,652
                                                           ------------- -------------
Net increase (decrease in cash and cash equivalents)              (928)         (2,516)
Cash and cash equivalents:

      Beginning of period                                        1,947           4,615
                                                           ------------- -------------
      End of period                                           $  1,019        $  2,099
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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1998 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on January 13, 1999 and amended on June 17, 1999.

The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

Note 2 - Assets Held for Sale and Related Reserve for Reduction in Carrying
Value.

During the quarter ended March 31, 1999, the Company recorded a $6.4 million reserve to reflect the estimated reduction in carrying value of certain assets. An additional reserve of $.4 million was recorded in the quarter ending June 30, 1999 to reflect the actual results of the sale of the Company's Suburban Assets to Centex Homes, Inc. which closed on July 12, 1999. See Note 7 - Notes Payable. The reductions in carrying value total $6.8 million and has been recorded as a charge to income under the caption 'Reduction in carrying value of assets held for sale' in the Consolidated Statements of Operations. The charge includes the reduction in carrying value of real estate inventory held for sale, transaction costs and other costs associated with the sale.

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

Note 3  - Restatement

Prior to October 1, 1997, the Company capitalized certain costs incurred prior to the sale of the initial residence in each development as deferred project start-up costs on the basis that such costs were required to commence sales. On October 1, 1997, as part of the adoption of Statement of Position (SOP) 98-5, Reporting on the Cost of Start-Up Activities and Organization Costs, the Company wrote off these costs as deferred project start-up costs. However, upon subsequent review the Company determined to expense such costs in the period incurred and the quarterly financial statements for the nine months ended June 30, 1998 have been revised accordingly.

The effect of this revised reporting is as follows:

                                                                                        Nine Months
                                                                                           Ended
                                                                                       June 30, 1998
                                                                                       --------------
Net income (loss) reported                                                                    $(3,928)
Effect of currently expensing deferred project start-up costs in the period incurred            2,234
                                                                                              -------
Net income (loss) as restated                                                                 $(1,694)
                                                                                              =======
Per share amounts:

     Earnings (loss) per share - basic diluted:
        Net income (loss) as reported                                                         $ (0.50)
        Effect of currently expensing deferred project start-up costs in
          the period incurred                                                                    0.29
                                                                                              -------
     Net income (loss) per share - basic and diluted as restated                              $ (0.21)
                                                                                              =======


Note 4 - Real Estate Inventories

Real estate inventories are summarized as follows (in thousands):

                                                 June 30,    September 30,
                                                   1999          1998
                                                 ---------   -------------
          Work-in-process:
                  Land and land development       $ 41,149        $ 46,852
                  Suburban inventory                10,773          14,096
                  Urban construction inventory      32,553          34,814
          Completed homes:
                  Models                             1,859           2,292
                  Speculative homes                  7,586           4,034
                                                  --------        --------
          Assets Held for Sale                    $(55,702)
                                                  --------        --------
                                                  $ 38,218        $102,088
                                                  ========        ========

Model homes are constructed to help market a development and include allocations of land and development and other allocable costs. Speculative homes represent non-model homes which are substantially complete and are not subject to a sales contract.

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment are summarized as follows (in thousands):

                                           June 30,   September 30,
                                             1999         1998
                                          ----------  -------------
     Model home upgrades and furnishings     $ 8,430         $ 8,047
     Equipment and furniture                   3,043           3,028
     Vehicles                                    177             270
     Leasehold improvements                      456             476
                                             -------         -------
                                              12,306          11,821
     Accumulated depreciation                 (8,140)         (6,833)
     Assets Held for Sale                     (2,741)             --
                                             -------         -------
                                             $ 1,225         $ 4,988
                                             =======         =======

NOTE 6 - INCOME TAXES
----------------------

The provision for income taxes for the three and nine months ended June 30, 1998 and 1999 reflects management's estimate of the Company's effective tax rate of approximately 40%.

During the fiscal year ended September 30, 1998, the Company's net deferred tax asset was reserved through the establishment of a tax valuation allowance. During the three and nine months ended June 30, 1999, an additional valuation allowance of $1.0 million and $5.3 million, respectively, was recorded based upon consideration of the recent operating results and related uncertainty associated with realization of the tax benefit of the net operating loss carryforward, which is ultimately dependent upon the generation of future earnings of the Company.

NOTE 7 - NOTES PAYABLE
----------------------

Notes and mortgages payable are summarized as follows (in thousands):

                                       June 30,  September 30,
                                         1999        1998
                                       --------  -------------
       Revolving line of credit          $56,639        $53,682
       Notes payable to land sellers         915          1,567
                                         -------        -------
                                         $57,554        $55,249
                                         =======        =======

On April 30, 1998, the Company entered into a new $80 million Revolving Credit Loan Agreement (the "Loan Agreement") with LaSalle National Bank, American National Bank and Trust Company of Chicago and BankBoston, NA (collectively, "the lenders").

On December 1, 1998, the Company's Lenders declared a "default" under the Loan Agreement and declared the outstanding balance of the loan due and payable, subject to the satisfactory modification of the Loan Agreement. On January 14, 1999, the Company and its Lenders entered into a Forbearance and Loan Modification Agreement (the "Forbearance Agreement") effective as of December 15, 1998. The covenants and limitations in the Forbearance Agreement waived the existing defaults and required the Company to liquidate assets through an orderly process using all proceeds to reduce outstanding bank debt and placed further restrictions and burdens on the Company.

In part, to address its liquidity issues, the Company entered into a Sales and Purchase Agreement with Centex Homes (the Centex Agreement") which was consummated on July 12, 1999. The proceeds of the sale together with the proceeds received from two new credit agreements (described below) enabled the Company to repay its outstanding indebtedness under the Loan Agreement concurrent with the closing of the Centex Transaction.

Concurrent with the closing of the Centex transaction the Company entered into a new loan agreement with LaSalle Bank, N.A. (the "Credit Agreement") which provided for a $5,000,000 line of credit to be used for general working capital with up to $850,000 of availability for letters of credit. Available borrowings under the Credit Agreement are reduced by the amount of letters of credit outstanding. The loan bears interest at "prime" or LIBOR plus 250 basis points. The terms of the Credit Agreement include certain customary representations and covenants. The loan is secured by certain real estate assets and is guaranteed by Maurice Sanderman, the Company's Chairman and principal shareholder. The loan matures on July 7, 2001 but may be prepaid without penalty. As of August 12, 1999 there was $4.4 million borrowed under the Credit Agreement (which was primarily used to pay outstanding payables) and $0.5 million in letters of credit were outstanding.

Concurrent with the closing of the Centex transaction the Company entered into a construction loan agreement with Corus Bank, N.A. (the "Construction Loan Agreement") in the amount of $60,065,000 at the rate of prime plus one percent. A portion of the proceeds of the Construction Loan was used to pay off the Company's outstanding indebtedness under the Loan Agreement and will be used to pay for the completion of the four urban projects currently in production. The borrowings, which cannot exceed $25,500,000 at any one time, will be secured by the assets of each of the four projects. The terms of the Construction Loan Agreement include certain customary representations and covenants. As of August 20, 1999 the Company had outstanding borrowings of $22.0 million under the Construction Loan Agreement. Proceeds from the sale of units in each project will be used to repay outstanding amounts under the loan.

Notes payable to land sellers are non-interest bearing and are repaid through application of agreed upon amounts from the proceeds of individual home sale closings.

NOTE 8 - SUBORDINATED NOTES AND NOTES PAYABLE TO PRINCIPAL SHAREHOLDER
----------------------------------------------------------------------

The Company has certain financing agreements with the Principal Shareholder as described below:

Secured Note Payable
On April 29, 1999, the Company borrowed $710,915 on a secured basis from Maurice Sanderman, the Company's Chairman and principal shareholder. The secured demand note was at a rate of prime plus 3%. These funds were used to acquire the property located at 313-15 South Des Plaines, Chicago, Illinois which is a part of the project called Capital Hill. This note was repaid in full on July 12, 1999.

On July 29, 1999, the Company borrowed $1.2 million at the rate of prime plus 3% from Mr. Sanderman. The proceeds of this loan were used to pay certain outstanding payables. This loan was secured by the Company's rights under the Centex Agreement including the Company's rights, if any, in the $2,000,000 holdback held by Centex, which holdback may be used by Centex to reimburse itself for warranty claims.

Unsecured Notes Payable
As part of the public offering and recapitalization of the Company on July 9, 1993, the Company issued promissory notes to Mr. Sanderman which in the aggregate equaled $4,193,000. The notes are subordinate to the Company's bank indebtedness, bear interest at 7 1/2% per annum, compounded daily, and originally matured in two equal annual installments on the first and second anniversaries of the offering. The maturity date of the notes is February 1, 2000. Currently and at June 30, 1999, there was a $4.193 million principal balance under the note. Payment of the outstanding principal balances are subject to certain restrictions under the Construction Loan Agreement.

On May 1, 1998, Erie Center Lofts, Inc., a wholly owned subsidiary of the Company, entered into a $2.5 million unsecured Subordinated Promissory Note with a maturity date of February 1, 2000, and an interest rate of 20% with Mr. Sanderman. Currently and at June 30, 1999 there was a $2.5 million principal balance under this note.

On February 10, 1999, April 27, 1999, and May 12, 1999, the Company borrowed $305,263, $155,000, and $254,000, respectively, on an unsecured basis from Mr. Sanderman. The unsecured demand notes bear interest at a rate of prime plus 3%. These funds were used to pay general contracting services related to the construction of certain improvements on real estate located at 3232 North Halsted, Chicago, Illinois known as Plaza 32, on July 15, 1999 these loans were repaid in full.

NOTE 9 - CONTINGENCIES
----------------------

The Company is frequently required, in connection with the development of its projects, to obtain performance or other maintenance bonds of letters of credit in lieu thereof. The amount of such obligations outstanding at any time varies in connection with the Company's pending development activities. In the event any such obligations are drawn upon, the Company would be obligated to reimburse the issuing surety company or bank. At June 30, 1999, there were approximately $5.4 million in performance or maintenance bonds and approximately $3.4 million of letters of credit outstanding for such purposes. There have been no such draws during the quarters ended June 30, 1999 or June 30, 1998.

The Company leases approximately 3,000 square feet of office space in Chicago, Illinois. Certain equipment is also currently leased under non-cancelable operating leases.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information, matters discussed in this Form 10-Q contain forward looking information and reflect the Company's current expectations regarding the future results of operations, performance and achievement of the Company based on currently available information. The Company has identified these "forward looking" statements by words such as "believes", "estimates", "should", "could", "expects", "anticipates", and similar expressions. These statements involve known and unknown risks and uncertainties that may cause Sundance's actual results or outcomes to be materially different from those anticipated and discussed herein. Important factors that Sundance believes might cause such differences include: (1) concentration of Sundance's assets into the Chicago urban housing market; (2) changes in interest rates and the availability of mortgage financing; (3) Sundance's substantial leverage and the restrictions imposed on Sundance under its existing debt instruments; (4) the seasonal nature of the residential construction business; (5) changes in general economic and market conditions; (6) changes in costs and availability of material, supplies and labor; (7) general competitive conditions; (8) the availability of capital; and (9) those specific tasks that are discussed in the Risk Factors detailed in Sundance's filings with the Securities and Exchange Commission.

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

Overview

The Company experienced decreased revenues for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998. The average sales price per home closed increased by $29,000 from $188,000 for the quarter ended June 30, 1998 to $217,000 for the quarter ended June 30, 1999. The primary reason for the increase in the average sales price was deliveries in the Company's Chicago Urban Properties division's Erie Tower project which closed 34 units during the quarter at an average price of $276,500 per unit. Residential sales, which are recognized upon the closing and delivery of homes, decreased $8.3 million or 23.6% to $26.7 million, for the quarter ended June 30, 1999, as compared to $35.0 million for the quarter ended June 30, 1998. The Company delivered 123 homes during the quarter ended June 30, 1999 compared to 186 in the quarter ended June 30, 1998. The decrease in the number of homes delivered was primarily due to the Company's fucus to close the Sales and Purchase Agreement with Centex Homes. See "Suburban Communities."

Gross profit as a percent of sales was 7.7% for the quarter ended June 30, 1999, compared to 9.3% for the same period in 1998.

Urban Development. The Company's wholly-owned subsidiary, Chicago Urban Properties, Inc., continued delivering finished units at Erie Tower during the quarter as well as continued construction on its other three urban projects. The following is the status of the Company's Chicago developments:

Erie Centre Tower, a new-construction high-rise (124 units) in the rapidly growing River North area, sold 9 units in the quarter. The project is approximately 95% sold, with 7 units remaining to be sold. During the quarter, 34 units were delivered. The remainder of the units are expected to be delivered by the end of 1999.

ArtHouse Lofts and Capitol Hill Lofts, both located in the West Loop area, are over 85% sold. ArtHouse, a 26-unit loft development, has two lofts remaining for sale. All 26 deliveries are expected to occur in 1999. Capitol Hill, a 90-unit loft development took 14 new contracts during the second quarter of Fiscal 1999, and has 12 loft units remaining for sale. The first deliveries are scheduled for early in 2000.

Plaza 32, a 130-unit condominium project in the Lakeview area took two new contracts in the quarter. The project is over 60% sold, and construction has begun. First deliveries are expected in Fall 2000.

Suburban Communities. During the quarter ended June 30, 1999, the Company's Suburban Properties division delivered 78 homes and its custom and semi-custom home division, Rembrandt Homes, delivered 11 homes. During the quarter ended June 30, 1999, the Company entered into a Sales and Purchase Agreement for the sale of substantially all of the operating assets of its suburban communities. The transaction closed on July 12, 1999.

Results of Operations

The following table sets forth, for the three and nine months ended June 30, 1999 and June 30, 1998, the percentage of the Company's total sales represented by each income statement line item presented.

                                                        Three months
                                                            ended              Nine Months Ended
                                                          June 30,                  June 30,
                                                       ---------------       --------------------
                                                        1999     1998          1999       1998
                                                       ------   ------       --------   ---------
Residential Sales                                       100.0%    83.4%       98.5%          92.0%
Land Sales                                                 --     16.6         1.5            8.0
                                                        -----    -----       -----          -----
Total Sales                                             100.0    100.0       100.0          100.0
Cost of Residential Sales                                92.3     76.6        92.9           85.0
Cost of Land Sales                                         --     14.1         0.7            6.8
                                                        -----    -----       -----          -----
Total cost of sales                                      92.3     90.7        93.6           91.8
                                                        -----    -----       -----          -----
Gross profit                                              7.7      9.3         6.4            8.2
Reduction in carrying-value of assets held for sale       1.8       --         8.1             --
Selling expenses                                          7.8      6.1         8.8            7.7
General and administrative expenses                       7.8      2.3         5.2            3.8
                                                        -----    -----       -----          -----
Income (loss) before provision (benefit) for income      (9.6)     0.9       (15.7)          (3.3)
 taxes
Provision (benefit) for income taxes                       --      0.3           -           (1.3)
                                                        -----    -----       -----          -----
Net income (loss)                                        (9.6)%    0.5%      (15.7)%         (2.0)%
                                                        =====    =====       =====          ======


Residential Sales.   Sales, which are recognized upon the closing and delivery
of homes, decreased $8.3 million or 23.6% to $26.7 million, for the three months ended June 30, 1999 as compared to $35.0 million for the three months ended June 30, 1998. The Company experienced increased sales revenue for the nine months ended June 30, 1999 as compared to the comparable period in 1998. Sales revenue increased $3.5 million or 4.4% from $79.5 for the nine months ended June 30, 1998 to $83.0 for the nine months ended June 30, 1999. This decrease for the quarter ended June 30, 1999 was primarily due to the decrease in homes closed from 186 during the three months ended June 30, 1998 to 123 in the three months ended June 30, 1999.

Cost of Residential Sales and Cost of Total Sales. Cost of residential sales, as a percentage of revenues, increased by 0.5 percentage points to 92.3% of sales for the quarter ended June 30, 1999 as compared to 91.8% for the quarter ended June 30, 1998. Cost of residential sales, as a percentage of revenues, increased by 1.9 percentage points to 94.3% for the nine months ended June 30, 1999 as compared to 92.4% for the nine months ended June 30, 1998. Total cost of sales decreased by $13.4 million from $38.1 million for the quarter ended June 30, 1998 to $24.7 million in the quarter ended June 30, 1999. The primary reason for this decrease was the decreased number of deliveries during the quarter ended June 30, 1999.

Gross Profit. Gross profit as a percentage of sales decreased to 7.7% for the quarter ended June 30, 1999 compared to 9.3% for the same period in 1998. Gross profit as a percentage of sales decreased to 6.4% for the nine months ended June 30, 1999 compared to 8.2% for the same period in 1998. These decreases are primarily attributable to increased costs in the Company's suburban division.

Selling, General and Administrative Expenses.   Selling expenses as a percentage
of sales increased by 1.7 percentage points from 6.1% of sales for the quarter ended June 30, 1998 to 7.8% of sales for the quarter ended June 30, 1999. Selling expenses as a percentage of sales increased by 1.1 percentage points from 7.7% sales for the nine months ended June 30, 1998 to 8.8% of sales for the nine months ended June 30, 1999. The increase in selling expenses for the quarter ended June 30, 1999, as a percentage of revenues, was primarily a result of decreased sales during the quarter with no corresponding decrease in fixed cost.

Actual selling expenses decreased by $0.5 million from $2.6 million during the quarter ended June 30, 1998 to $2.1 million for the quarter ended June 30, 1999 and increased by $0.8 million from $6.6 million during the nine months ended June 30, 1998 to $7.4 million for the nine months ended June 30, 1999.

General and administrative expenses for the three months ended June 30, 1999 increased by $1.1 million compared to the three months ended June 30, 1998. As a percentage of sales, general and administrative expenses increased by 5.5 percentage points from 2.3% of sales for the quarter ended June 30, 1998 to 7.8% of sales for the quarter ended June 30, 1999. As a percentage of sales, general and administrative expenses increased from 3.8% of sales for the nine months ended June 30, 1998 to 5.2% of sales for the nine months ended June 30, 1999. These increases are primarily a result of employee severance pay related to the Centex Transaction.

Income Taxes

The provision for income taxes for the three and nine months ended June 30, 1999 and 1998 reflects management's estimate of the Company's effective tax rate of approximately 40%. During the fiscal year ended September 30, 1998, the Company's net deferred tax asset was reserved through the establishment of a tax valuation allowance. During the three and nine months ended June 30, 1999, an additional valuation allowance of $1.0 million and $5.3 million, respectively, was recorded upon consideration of the recent operating results and related uncertainty associated with realization of the tax benefit of the net operating loss carryforward, which is ultimately dependent upon the generation of future earnings of the Company.

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

Phase I of the plan, which began during the fiscal year ended September 30, 1998, is the identification of all the systems, services and key operating infrastructures where the Company has exposure. Phase I was completed in February of 1999. Phase II is the development and implementation of the necessary steps to bring the systems, services and infrastructures into compliance, including upgrading non-compliant currently installed applications. Phase II was significantly completed in the spring of 1999, with the exception of bringing infrastructure equipment into compliance. Phase III, which began in April of 1999, is scheduled to be completed in late 1999. This Phase includes the testing and acceptance of each modification necessary to the systems, service and infrastructure components identified in Phase I and implemented in Phase II and includes the testing of, and the employee training on, the recently installed upgraded applications. The Company has identified four major areas of focus necessary to ensure successful Y2K compliance. These are: (1) its integrated suite of accounting, costing and job control applications, (2) all custom developed enhancements to the base suite, (3) all operating infrastructure components including, but not limited to various operating systems, personal computers and their associated software tools, along with other hardware and software necessary for the operation of the business and (4) third party relationships and their respective Y2K readiness.

The Company has identified the potential for 200 man hours of project-related work to achieve compliance. The Company has hired outside consulting resources to help facilitate the timely completion of the projects identified. Y2K specific costs incurred to date have not been significant. Estimated future costs will range from approximately $10,000-$50,000 and are scheduled to be incurred in fiscal 1999.

A formal contingency plan has not been prepared at this time. At present, the Company does not have a contingency plan related to a worse-case scenario because the scope of internal compliance is relatively small and the Company believes achievable prior to December 31, 1999. Preparation of a contingency plan will, however, begin in the late 1999 after the Y2K specific releases of the Company's main software have been tested and the Company has received responses to its letters of inquiry sent to its third party relationships. The contingency plan will address specific issues, if any, identified during such testing and raised by such responses.

Liquidity and Capital Resources

Net cash provided by or used for operating activities varies from period to period, due primarily to the Company's houseline inventory activity, land and building acquisition and development requirements and in lesser part to the Company's net income. Net cash used for operating activities for the nine months ended June 30, 1999 decreased by approximately $32.5 million to $4.4 million compared to net cash used for operating activities of $36.9 million in the nine months ended June 30, 1998. The decrease is primarily due to the decrease in real estate inventory levels and a reduction in accounts payable and accrued construction liabilities.

On April 30, 1998, the Company entered into a new $80 million Revolving Credit Loan Agreement (the "Loan Agreement") with LaSalle National Bank, American National Bank and Trust Company of Chicago and BankBoston, NA (collectively, "the lenders").

On December 1, 1998, the Company's Lenders declared a "default" under the Loan Agreement and declared the outstanding balance of the loan due and payable, subject to the satisfactory modification of the Loan Agreement. On January 14, 1999, the Company and its Lenders entered into a Forbearance and Loan Modification Agreement (the "Forbearance Agreement") effective as of December 15, 1998. The covenants and limitations in the Forbearance Agreement waive the existing defaults and require the Company to liquidate assets through an orderly process using all proceeds to reduce outstanding bank debt and placed further restrictions and burdens on the Company.

In part, to address its liquidity issues, the Company entered into a Sales and Purchase Agreement with Centex Homes (the "Centex Agreement") which was consummated on July 12, 1999. The proceeds of the sale together with the proceeds received from two new credit agreements (described below) enabled the Company to repay its outstanding indebtedness under the Loan Agreement concurrent with the closing of the Centex Transaction.

Concurrent with the closing of the Centex transaction the Company entered into a new loan agreement with LaSalle Bank, N.A. (the "Credit Agreement") which provided for a $5,000,000 line of credit to be used for general working capital with up to $850,000 of availability for letters of credit. Available borrowings under the Credit Agreement are reduced by the amount of letters of credit outstanding. The loan bears interest at "prime" or LIBOR plus 250 basis points. The terms of the Credit Agreement include certain customary representations and covenants. The loan is secured by certain real estate assets and is guaranteed by Maurice Sanderman, the Company's Chairman and principal shareholder. The loan matures on July 7, 2001 but may be prepaid without penalty. As of August 20, 1999 there was $4.4 million borrowed under the Credit Agreement (which was primarily used to pay outstanding payables) and $0.5 million in letters of credit were outstanding.

Concurrent with the closing of the Centex transaction the Company entered into a construction loan agreement with Corus Bank, N.A. (the "Construction Loan Agreement") in the amount of $60,065,000 at the rate of prime plus one. A portion of the proceeds of the Construction Loan was used to pay off the Company's outstanding indebtedness under the Loan Agreement and will be used to pay for the completion of the four urban projects currently in production. The borrowings, which cannot exceed $25,500,000 at any one time, will be secured by the assets of each of the four projects. The terms of the Construction Loan Agreement include certain customary representations and covenants. As of August 20, 1999 the Company had outstanding borrowings of $22.0 million under the Construction Loan Agreement. Proceeds from the sale of units in each project will be used to repay outstanding amounts under the loan.

On August 16, 1999, the Company announced that The Nasdaq Stock Market ("Nasdaq") had delisted the Common Stock for trading on the Nasdaq National Market due to the Company's current inability to meet the minimum bid and market value of public float requirements for continued listing. The Company's Common Stock is now traded on the Over the Counter Bulletin Board which will adversely effect the Company's ability to seek additional financing in the public markets.

The Company in order to finance new properties for development will need to find additional sources of financing or continue to borrow money from Maurice Sanderman, the Company's Chairman and principal shareholder. If the Company is unable to locate additional sources of financing or Mr. Sanderman ceases to make loans to the Company, the Company will not be able to start new projects and be forced to liquidate its remaining assets through the sale of its current projects. There can be no assurances that the Company will be able to obtain such additional financing on acceptable terms or at all.

The Company has certain financing agreements with the Principal Shareholder as described below:

Secured Note Payable
On April 29, 1999, the Company borrowed $710,915 on a secured basis from Maurice Sanderman, the Company's Chairman and principal shareholder. The secured demand note was at a rate of prime plus 3%. These funds were used to acquire the property located at 313-15 South Des Plaines, Chicago, Illinois which is a part of the project called Capital Hill. This note was repaid on July 12, 1999.

On July 29, 1999, the Company borrowed $1.2 million at the rate of prime plus 3% from Mr. Sanderman. The proceeds of this loan were used to pay certain outstanding payables. This loan was secured by the Company's rights under the Centex Agreement including the Company's rights, if any, in the $2,000,000 holdback held by Centex, which holdback may be used by Centex to reimburse itself for warranty claims.

Unsecured Notes Payable
As part of the public offering and recapitalization of the Company on July 9, 1993, the Company issued promissory notes to Mr. Sanderman which in the aggregate equaled $4,193,000. The notes are subordinate to the Company's bank indebtedness, bear interest at 7 1/2% per annum, compounded daily, and originally matured in two equal annual installments on the first and second anniversaries of the offering. The maturity date of the notes is February 1, 2000. Currently and at June 30, 1999 there was a $4.193 million principal balance outstanding under the Note. Payment of the outstanding principal balances are subject to certain restrictions under the Credit Agreement and the Construction Loan Agreement.

On May 1, 1998, Erie Center Lofts, Inc., a wholly owned subsidiary of the Company, entered into a $2.5 million unsecured Subordinated Promissory Note with a maturity date of February 1, 2000, and an interest rate of 20% with Mr. Sanderman. Currently and at June 30, 1999 there was a $2.5 million principal balance under this note.

On February 10, 1999, April 27, 1999 and May 12, 1999, the Company borrowed $305,263, 155,000 and 254,000, respectively, on an unsecured basis from Mr. Sanderman. The unsecured demand notes bear interest at a rate of prime plus 3%. These funds were used to pay general contracting services related to the construction of certain improvements on real estate located at 3232 North Halsted, Chicago, Illinois known as Plaza 32. On July 15, 1999, these loans were repaid in full.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is involved in various routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

Item 5.   Other Information

          On August 16, 1999, the Company announced that The Nasdaq Stock Market ("Nasdaq") had delisted the Common Stock for trading on the Nasdaq National Market due to the Company's current inability to meet the minimum bid and market value of public float requirements for continued listing. The Company's Common Stock is now traded on the Over the Counter Bulletin Board which will adversely effect the Company's ability to seek additional financing in the public markets.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 27.1 - Financial Data Schedule

          Reports On Form 8-K - on April 9, 1999 the Company files a report on Form 8-K disclosing that the Company had entered into a Sales and Purchase Agreement with Centaex Homes on April 5, 1999.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


SUNDANCE HOMES, INC.


By:  /s/   Joseph R. Atkin                 Date: August 23, 1999
     --------------------------------
     Joseph R. Atkin,  Vice President
     and Chief Financial Officer

                                 EXHIBIT INDEX


          Exhibit 27.1    -      Financial Data Schedule